Form 10-K
period 1999-03-31
GNC ENERGY CORP
filed 1999-10-15
CIK 43398

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
_______________

FORM 10K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended..................................Commission File
March 31, 1999...........................................Number 0-1587

GNC ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

             Delaware                           75-1050549
       (State or other jurisdiction          (I.R.S. Employer
     of incorporation or organization)    Identification Number)

          8235 Douglas Avenue                Suite 210
             Dallas, Texas                     75225
 (Address of principal executive offices)   (Zip Code)

(214)691-9436
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
          Title of each class              on which registered
Common Stock - Par Value $0.40 per share           None

Securities registered pursuant to Section 12(b) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          YES___x____  NO________

     On March 31, 1999, there were 5,203,706 shares of the registrant's common stock issued and outstanding. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (computed by reference to the closing sale price in the over-the-counter market) on 3/31/95 was approximately $325,231.63.




GNC ENERGY CORPORATION
1993 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

                                PART I.                          Page

Item  1.  Business................................................  3
Item  2.  Properties..............................................  3
Item  3.  Legal Proceedings.......................................  4
Item  4.  Submission of Matters to a Vote of Security
               Holders............................................  5

PART II.

Item  5.  Market for the Registrant's Securities and Related
               Stockholder Matters................................  6
Item  6.  Selected Financial Data.................................  7
Item  7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations................  7
Item  8.  Financial Statements and Supplementary Data.............  8
Item  9.  Disagreements on Accounting and Financial Disclosure....  8

PART III.

Item 10.  Directors and Executive Officers of the Registrant......  8
Item 11.  Management Remuneration.................................  9
Item 12.  Security Ownership of Certain Beneficial Owners
               and Management.....................................  9
Item 13.  Certain Relationships and Related Transactions..........  9

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K...............................   10

PART I

Items 1. and 2. BUSINESS AND PROPERTIES

     (a) General Development of Business

     GNC Energy Corporation was incorporated in Delaware in 1954. Its principal executive offices are located at 8235 Douglas Ave., Suite 210, Dallas, Texas 75225. The term "GNC" or "Company" as used herein refers to GNC Energy Corporation except as the context may otherwise indicate.

     The Company is engaged in various segments of the energy industry. In 1987 its wholly-owned subsidiary, Plateau Supply, Inc., was sold. Its coal business has not operated since 1985 and was sold in 1987. This leaves a small oil and gas producing division.

     The Company was incorporated in 1954 under the name of American Tidelands, Inc. In 1959, American Tidelands, Inc., was merged and changed its corporate name to Marine Drilling, Inc. The company changed its name to Great National Corporation in 1964 and in August, 1981, changed its name to GNC Energy Corporation.

     Due to the economic conditions in the oil and gas and coal mining industries, the curtailment of the Company's operations and other factors, including the disposal of the majority of the Company's income-producing properties in satisfaction of debt, the Company feels that it is unable to absorb the expense of an audit at this time. Therefore, the consolidated financial statements included herein for the year ended March 31, 1999, are unaudited.

     (b)  Financial Information about Industry Segments

     The Company's principal operation is oil and gas.

     Financial data for the last five fiscal years with respect to sales, income (loss) from operations, identifiable assets and capital expenditures attributable to each business segment appears in Note 6 to the financial statements.

     (c)  Narrative Description

Supply and Equipment

     The construction, mining and industrial supply business was sold on February 12, 1987.

Coal Mining

     The coal mining subsidiaries were sold on September 30, 1987.

Oil and Gas

     The company maintains a small oil and gas production and exploration effort. The Ohio oil and gas properties were sold in satisfaction of debt.

Employees

     As of March 31, 1999, the Company had no employees.

Item 3.  LEGAL PROCEEDINGS
     The following judgments are taken against the company as of this filing:

     Judgment Creditors                           Judgment Amount

D. W. Campbell, T. J. Fouts, Jr.,
George Bristol, Charles Kuhn, A. Gary Muir,
and Larvena Investments, Inc.     571,362
Robert Half of Dallas   16,604
Rocanville Corp. (formerly held by Halliburton ) 247,631
Rocanville    147,321
Hudson trust (formerly held by Aetna)  207,800
U. S. Insurance Group      129,495
Total Judgment Creditors     $1,320,213

No bonds have been filed by the Company to preclude judgment creditors from exercising their rights to writs of execution, garnishment, etc.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter during the fiscal year covered by this report to a vote of security holders, through solicitation of proxies or otherwise.

    Executive Officers of the Registrant

    The following is a list of the Company's executive officers, their ages, and their positions and offices as of March 31, 1999.

    Name of Officer          Age       Position

    W. H. Hudson        69        Chairman of the Board of Directors
                                  President and Chief Executive
                                  Officer

    Andrew C. Hudson    38        Secretary

    The following is a summary of the business background of the executive officers of the Company for the last five years:

    Mr. W. H. Hudson was elected Chairman of the Board, President and Chief Executive Officer of the Company in March 1979. During the past twenty years, in addition to his activities with the Company, his principal business has been the management of his personal investments in real estate and oil and gas properties.

    Mr. Andrew Hudson was elected Secretary of the Company in 1988. Since that time he has devoted part of his business time to the activities of the Company.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED
STOCKHOLDER MATTERS

    (a)  Principal Market

    The Company's common stock was listed and began trading on the American Stock Exchange during September, 1981. Effective December 3, 1985, the Company's common stock was delisted from the American Stock Exchange and since such date has been trading in the over-the-counter market.

    (b)  Stock Price and Dividend Information

    The table below presents the range of high and low prices on the over-the-counter market as quoted in the "pink sheets" from April 1, 1991, through March 31, 1993.

    Quarter Ended       Fiscal 1992              Fiscal 1993
                        High    Low              High    Low

    June 30             $1/16 $ 1/32             $ 1/4 $ 1/32
    September 30         1/16   1/32               1/4   1/32
    December 31          1/16   1/32               1/4   1/32
    March 31             1/16   1/32               1/4   1/32

    The Company has not and does not contemplate the payment of cash dividends with respect to its common stock. The Company intends to utilize any profits it might generate in its business operations.

    (c)  Approximate Number of Holders of Common Stock

    The approximate number of holders of record of the Company's common stock as of March 31, 1999, is 3,909.

Item 6.  SELECTED FINANCIAL DATA

    The following table presents a five-year summary of selected financial data for the years ended March 31:
    1999 1998 1997 1996 1995
                            (in thousands except per share amounts)

Revenues $    13   $    23   $    33   $    11   $     17
Income (Loss) from
      operations   1     10     16     (5)  (248)
Extraordinary Income (Loss)    18    253    22      1,256    214

Interest Expense   155  145  146    145       223
Net Income (Loss)    (152)   88     (324)   892  (243)
Weighted average number
     of common shares
     outstanding   5,204     5,204     5,204     5,204     5,204
Earnings (Loss) per common
     share    (.03)     .02   .(.06)    .17 (.05)

Working capital (deficit)    (6,951)   (6,798)   (6,886)    (6,566)  (7,911)
Long-term debt     -    -    -    -      -
Stockholders' equity
     (deficit)     (6,950)   (6,798)   (6,886)   (6,565)   (7,457)
Total Assets  -    1,000     -       2,215     471





Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends

    The decrease in energy prices has caused the Company to substantially liquidate.

Liquidity and Capital Resources

    At March 31, 1999, the Company had a working capital deficit of $6,950,596 and no long-term obligations.

    No new oil and gas wells were drilled in fiscal 1999. Capital expenditures were limited to remedial work on producing wells.

    The Company does not have sufficient liquid resources to meet the present judgment creditor claims against the Company.

Results of Operations

    Declining demand seriously impacted the supply business in 1987, resulting in a sale of the division. Plateau Supply Company filed for reorganization under Chapter 11 of the Bankruptcy Act. No recovery was made on the $3,479,580 note receivable resulting from the sale of that company.

    Coal mining operations ceased in 1985 and were sold in September
1987.

    The remaining oil and gas properties were not profitable.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is submitted as a separate section of this report (page 12).


Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    An attempt was made to update and correctly record the Company's assets and liabilities during the fiscal year ended 3-31-91. This accounts for the extraordinary income and other changes to Retained Earnings that year.


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Directors

                                                 Common
                                       Served As Shares
                                       Director  Beneficially Percent
    Name      Age       Position       Since     Owned       of Class

W. H. Hudson   69  Chairman of the       1979      576,878*        11.09
    Board of Directors,
    President and Chief
    Executive Officer
    of the Company,
    Dallas, Texas

R. H. Rosen    61  President, Advanced 1981    12,000      0.23
    Energy Technology,
    Inc., Cambridge,
    Massachusetts
_______________________
*See "Principal Stockholders."

    Unless otherwise indicated, the nominees have sole voting and investment power with respect to their shares of the Company's Common Stock listed hereinabove.

    As of March 31, 1999, the directors and officers of the Company, as a group, (3 persons) held an aggregate of 588,878 shares of Common Stock, or 11.32% of the outstanding shares of that class.

    Mr. W. H. Hudson was elected Chairman of the Board, President and Chief Executive Officer of the Company in March, 1979. During the past twenty years, in addition to his activities with the Company, his principal business has been the management of his personal investments in real estate and oil and gas properties.

    Dr. Rosen has been President of Advanced Energy Technology, Inc., since 1982. He was President, Chief Executive Officer and a Director of Energy Resources Co., Inc., from 1974 to 1982. He has also been President and Chairman of the Board of Texas Resources, Inc., since 1980.

Executive Officers

    The listing of executive officers included in this Report is shown at Part I, Item 4.


Item 11.  MANAGEMENT REMUNERATION

    There was no remuneration accrued by the Company and its subsidiaries to individual executive officers of the Company for fiscal year ended 3-31-99.

Profit-Sharing Plan

    At March 31, 1999, there were no outstanding stock options, under the Company's 1974 Qualified Stock Option Plan.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    The listing of security ownership of certain beneficial owners and management in this Report is shown at Part III, Item 10.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company reimburses W. H. Hudson, Chairman of the Board, President and Chief Executive Officer of the Company a portion of certain overhead expenses incurred in its day-to-day operations. The Company paid Mr. Hudson a total of approximately $4,575 during the year ended March 31, 1999, for these services. The Board of Directors believes that this billing arrangement is advantageous to the Company and offers an economical office operation.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
FORM 8-K

Financial Statements and Financial Statement Schedules

    The Consolidated Financial Statements and Financial Statement
Schedules of the Company included in this Report are listed at Part
II, Item 8.

Exhibits

    The listing of previously filed exhibits has been excluded from this annual report to stockholders. Such listing will be furnished upon request and payment of the Company's reasonable copying and mailing expenses.

Reports on Form 8-K

    There were no reports filed on Form 8K for the fiscal year ended March 31, 1999.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GNC ENERGY CORPORATION

Date:  ______________ 1999

                             W. H. Hudson, Chairman of the Board
                             President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

    Signatures                    Titles                   Date



W. H. Hudson            Chairman of the Board,        __________ 1999
                        President, Chief
                        Executive Officer and
                        Chief Financial Officer



R. H. Rosen             Director                      __________ 1999

ITEM 8 - Financial Statements and Supplementary Data



ITEM 8(a) - Index to Financial Statements and Schedules

Page

Financial statements and supplementary information:

  Consolidated balance sheets...................................... 13
  Consolidated statements of operations............................ 15
  Consolidated statements of changes in stockholders'
      equity (deficit)............................................ 16
  Consolidated statements of changes in financial position......... 17
  Notes to consolidated financial statements....................... 18

Schedules:

  Consolidated property, plant and equipment....................... 23
  Consolidated accumulated depreciation, depletion and
    amortization of property, plant and equipment.................. 24
  Valuation and qualifying accounts and reserves................... 24

    All other schedules have been omitted because they are not required under the instructions or the information requested as set forth in the consolidated financial statements or related notes thereto.




























12


GNC ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


ASSETS

                                             March 31      March 31
                                                 1999          1998
Current assets:
    Cash $         -    $         -
    Recoverable deposits          -            -
    Prepaid Expenses              -          1,000
        Total current assets           -          1,000

Property, plant and equipment
    at cost, substantially pledged:
    Oil and gas      186,406   186,156
    Tar sands           -              -
           186,406   186,156

Less accumulated depreciation,
    depletion and amortization        186,191        186,156
               -         -

Total Assets  $       215    $      1,000

GNC ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

             March 31        March 31
                 1999           1998
Current liabilities:

Accounts payable   3,048,615 3,049,328
Accrued expenses   2,011,738    2,012,299
Accrued interest expense        1,890,243      1,737,742

 Total current liabilities      6,950,596      6,799,369




Stockholders' equity (deficit):
Common stock, $.40 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - 5,203,706
  shares in 1989 and 1988    2,081,482 2,081,482
Capital in excess of par value    17,000,421     17,000,421
Accumulated deficit      (26,032,284)   (25,880,272)
      (6,950,381)    (6,798,369)
    $        215    $      1,000

GNC ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                          Years Ended March 31,
                                            1999 1998 1997

Net Sales       $   11,898     $   23,408     $   32,784
Costs and Expenses
    Cost of sales  10,904     13,320    17,171
    General, administrative, other      16,515   42,013      226,158
    Depreciation, depletion, amort.         35            -            -

       Total Costs and Expenses       27,454     55,333     243,329
       Income (loss) from
         operations        (15,556)      (31,925)       (210,545)

Other Income (Expense)
    Interest  (155,000) (145,055) (145,837)
    Gain (loss) on debt write-off   17,515     252,916     21,449
    Miscellaneous Income       179     103  848
    Income from accounting fees   1,000     12,000    11,625
    Taxes and penalties    (150)  (365)     (1,268)
    Extraordinary Loss           -              -              -
    Total Other Income (Loss)       (136,456)       119,599       (113,183)

      Gain (Loss)     (152,012)     87,674     (323,728)
      Gain (Loss) per share  $     (.03)    $    .02  $     (.06)

GNC ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)


                   Capital in
                             Common Stock        excess of Accumulated
         Shares    Amount    par value deficit

Balance at March 31,
    1995 5,203,706 $2,081,482     $17,000,421    $(26,538,726)
    Adjustments                   -
    Net Gain(loss)                    891,658

Balance at March 31,
    1996 5,203,706 $2,081,482     $17,000,421    $(25,647,068)
    Adjustments                   2,850
    Net Gain(Loss)                    (323,728)

Balance at March 31,
    1997 5,203,706 $2,081,482     $17,000,421    $(25,967,946)
    Adjustments                   -
    Net Gain(Loss)                    87,674

Balance at March 31,
    1998 5,203,706 $2,081,482     $17,000,421    $(25,880,272)
    Adjustments                           -
    Net Gain(Loss)                    (152,012)

Balance at March 31,
    1999 5,203,706 $2,081,482     $17,000,421    $(26,032,284)

GNC ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
(UNAUDITED)
                                            Years Ended March 31,
                                       1999      1998 1997
Financial resources were applied to:
    Net (loss) before extraordinary
    item $  (152,012)        (165,241) $   (346,024)
    Fixed Assets   (250)
    Items not affecting working
    capital:  Depreciation,
    depletion, and amortization             35              -             -

    Working capital applied to
    (provided by) operations (152,227)  (165,241)      (346,024)

Extraordinary items:
    Gain/Loss on disposition of assets      -         -    847
    Gain on expired debt              -          252,916        21,449
         (152,227)  87,675      (323,728)

Leasehold Costs              -               -             -
            (152,227)      87,675     (323,728)

Financial resources were provided by:
    Sales and retirements of
    property, plant and equipment,
    net of accum. depreciation,
     depletion           -        -       553
    Decrease in liabilities          - -    2,850
    Decrease in tar sands value         -         -      -
    Decrease in other assets           -              -              -
                   -              -          3,403
    Increase (decrease) in
    working capital                  $   (152,227)      87,675       $(320,325)

Increase (decrease) in elements of working capital:
Cash      $         -    $      -      $       (66)
Recoverable deposits    -    ( 286)    (1,310)
Prepaid Expenses      (1,000)     1,000              -
Notes payable and current
    maturities on long-term debt    -  210,549      2,138
Accounts payable and accrued
    expenses     1,274   (497)     (178,537)
Accrued interest expense        (152,501)      (123,091)       (142,550)
Increase (decrease) in
    working capital     $    (152,227)  $    87,675   $ (320,325)

GNC ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999, 1998 AND 1997
(UNAUDITED)


1.  Summary of significant accounting policies

    This summary of significant accounting policies of GNC Energy Corporation (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles applied on a consistent basis.

    Principles of consolidation

    The consolidated financial statements include the accounts of GNC Energy Corporation. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

    Property, plant and equipment

    Property, plant and equipment is carried at cost and includes expenditures for new facilities and those which substantially increase the useful lives of existing property, plant and equipment. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and any gain or loss on disposition is credited or charged to operations.

    The Company follows the full-cost method of accounting for its oil and gas operations. Under the full-cost method, all productive and nonproductive acquisition, exploration, and development costs are capitalized as incurred. Capitalized costs required to develop proved undeveloped reserves are amortized by the unit-of-production method using proved reserves (revenue method). However, reserves have not been audited currently due to the expense involved in doing so. Therefore, depletion as allowed by tax law is used, where applicable.

    Income taxes

    No provision has been made for income taxes, as the Company has net operating losses to carry forward, in the amount of $17,080,164, the last of which is due to expire in 2019 if not used prior to that time.

     2.  Inventories

At March 31, 1999, there were no inventories.

     3.  Notes payable

    Notes payable include a secured note due on demand, which is included in accounts payable. There are no long-term debts.

Information regarding industry segments


            1999      1998      1997
                                                   (000somitted)
Net Sales:
     Oil and gas   $    13   $    23   $    33
    Administrative fees on operations        -        -         -
         $    13   $    23   $    33

Loss (income) from operations:
    Oil and gas    $    (1)  $    (10) $   (16)
    Tar Sands       -         -         -
         (1)  (10)  (16)

    Other Loss           -       -         -
    Other Gains         19        112       34
           19    112     34

    General corporate expenses     17  42     226
    Interest expense        155       145       146

        Net (Gain) Loss $    152  $    65   $   322

Identifiable assets:
    Oil and gas         186      186       206
         $    186  $   186   $   206
Capital expenditures:
    Oil and gas    $      -  $     -   $     -

Depreciation, depletion and
    amortization:
    Oil and gas    $     35  $     -   $     -

7.  Leases

The final combined hydrocarbon lease, which contained tar sands, expired, and the remaining asset value in tar sands was written off.

8.  Commitments and contingencies

    Continuation of the Company as a going concern is dependent upon the Company obtaining additional capital or its ability to attain profitable operations adequate to meet its financial obligations. The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business and do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

9.  Profit-sharing plan

The Company's profit-sharing plan ceased with the sale of Plateau
Supply, Inc., in 1987.

10. Transactions with affiliated parties

    During the year ended March 31, 1999, the Company incurred overhead allocation fees of approximately $ 8,065 to a corporation controlled by a major stockholder of the Company for the use of office space and administrative services.

    Additionally, the Company incurred debt to entities controlled by major stockholders for approximately $11,835 and $40,422 during the years ended March 31, 1999 and 1998, respectively, for working capital advances to the Company and well services.

    During 1985, a director of the Company purchased unregistered, restricted stock from the Company. 57,000 and 7,000 shares of the Company's common stock were purchased for $3.50 and $3.00 per share respectively, with the market value on those dates being $5.625 and $4.125 per share, respectively.

11. Income taxes
    The Company has federal income tax loss carryforwards of approximately $17,080,164 which will expire through 2019. The Company had investment and jobs tax credit carryforwards of approximately $287,819, the last of which expired March 31, 1999.

12. Gain/Loss per share

    Gain/loss per share has been computed by dividing the net gain/loss for the years ended March 31, 1999, 1998, and 1997, by the weighted average number of shares outstanding of 5,203,706 shares. Shares issuable in connection with employee stock options and convertible debt have not been included in the computation of earnings per share, as their effect is antidilutive.

13. Interest

    Net interest consists of the following:


              1999      1998      1997

Total interest     $ 155,000 $ 145,055 $ 145,837
Interest income            -         -         -

         $ 155,000 $ 145,055 $ 145,837







GNC ENERGY CORPORATION
SUPPLEMENTARY INFORMATION ON RESERVES OF OIL AND GAS
Years Ended March 31, 1999, 1998 and 1997
(UNAUDITED)


Reserves of Oil and Gas

    The Company's estimated quantities of proved reserves of oil (including condensate and natural gas liquids) and natural gas have not been estimated by a firm of independent petroleum engineers for the year ended March 31, 1999. We are, therefore, unable to provide accurate and meaningful related schedules and estimates.

GNC ENERGY CORPORATION
SCHEDULE V - CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT


                 Balance at                         Other   Balance at
                 beginning  Additions   Retire-    changes     end of
Classification   of period   at cost     ments   add(deduct)   period


Year ended
 March 31, 1999:

Oil and gas leasehold & equipment
    - full cost    $   186,156    $       250    $        -     $         -
$
186,406
    Tar Sands           -             -              -               -
   -
         $   186,156    $       250    $        -     $         -    $  186,406

Year ended
    March 31, 1998:
    Oil and gas leasehold & equipment
    - full cost    $   206,142    $        -     $   19,986     $        -
$
186,156
    Tar Sands           -             -              -              -
   -
                   $  206,142 $        - $   19,986    $          $  186,156


Year ended
    March 31, 1997:

    Oil and gas leasehold & equipment
    - full cost    $   206,735    $        -     $      593     $         -
$
206,142
    Tar Sands       -           -      -               -          -
         $   206,735    $        -      $      593 $         - $  206,142

GNC ENERGY CORPORATION
SCHEDULE VI - CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION
AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

         Additions
                 Balance at  Charged to            Other   Balance at
                 Beginning   Costs and   Retire-  Changes    end of
Classification   of Period    Expenses    ments  Add(Deduct) Period


Year ended
    March 31, 1999:
    Oil and gas
    - full cost       186,156             35             -          -
186,191

         $  186,156     $       35     $       - $        -     $ 186,191


Year ended
    March 31, 1998:
    Oil and gas
    - full cost       206,142             -      19,986             -
186,156

         $  206,142     $       - $   19,986     $        -     $  186,156


Year ended
    March 31, 1997:
    Oil and gas
    - full cost    $  206,182     $       - $       40     $        -     $
206,142

         $  206,182     $       - $       40     $        -     $  206,142




SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

There are no receivables and therefore no allowance for doubtful accounts.