Form 10-Q
period 1999-06-30
GNC ENERGY CORP
filed 1999-11-26
CIK 43398

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1999             Commission File No. 0-1587


                       GNC ENERGY CORPORATION
        (Exact name of registrant as specified in its charter)


      DELAWARE                                  75-1050549

(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

          8235 Douglas Ave., Suite 210, Dallas, Texas 75225

        (address of principal executive offices and zip code)


                            (214) 691-9436

        (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes__X__ No_____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                             Outstanding at
          Class                            June 30, 1999

  Common Stock, $0.40 par value           5,203,706
                       GNC ENERGY CORPORATION

                               INDEX

Part I                Financial Information:                  Page No.


Consolidated Balance Sheets - June 30, 1999
     and March 31, 1999.......................................       3

Consolidated Statement of Operations - Three Months
     Ended June 30, 1999 and June 30, 1998....................       5

Consolidated Statement of Changes in Stockholders'
     Equity, (Deficit) - Three Months Ended June 30, 1999.....       6

Condensed Consolidated Statements of Changes in
     Financial Position - Three Months Ended June 30, 1999....       7

Notes to Consolidated Financial Statements....................       8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................       9


Part II                 Other Information:

Item 6.  Exhibits and Reports on Form 8-K.....................      10



(2)



PART I:  FINANCIAL INFORMATION

GNC ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


ASSETS


                                          June 30,    March 31,
                                            1999               1999

Current Assets:
  Cash                                $         -        $         -
  Prepaid Expenses                            617                       -
                                        ________-            ___________-
Total current assets                          617                       -

Property, plant and equipment
  at cost, substantially pledged:
  Oil and gas                             186,406            186,406
  Tar sands                                     -                  -
                                          186,406            186,406

Less accumulated depreciation,
  depletion and amortization             (186,206)          (186,191)

                                              200                     215

                                    $         817      $         215












                      See accompanying notes.

(3)


                       GNC ENERGY CORPORATION

                     CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                         June 30,           March 31,
                                            1999                 1999
Current liabilities:
  Accounts payable                  $  3,052,864        $  3,048,615
  Accrued expenses                     2,011,726            2,011,738
  Accrued interest expense             1,925,435            1,890,243


     Total current liabilities      $  6,990,025         $  6,950,596



Stockholders' equity (deficit):
  Common stock, $.40 par value
   Authorized - 10,000,000 shares
   Issued and outstanding - 5,203,706  2,081,482           2,081,482
  Capital in excess of par value      17,000,421           17,000,421
  Accumulated deficit                (26,071,111)        (26,032,284)

   Total Stockholders' Equity        ( 6,989,208)        ( 6,950,381)

   Total Liabilities and Equity     $        817         $        215















                       See accompanying notes.

(4)




                         GNC ENERGY CORPORATION

                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (UNAUDITED)



                                Three Months Ended Three Months Ended
                                   June 30, 1999        June 30, 1998

Oil & Gas Revenues                  $      1,969     $         3,843
Administrative Overhead Fees                   -                    -

                                           1,969                3,843

Cost and expenses:
  Cost of sales                            3,161                3,122
  General and administrative               2,377               5,805
  Depreciation, depletion, and
   amortization                               15                    -

                                           5,553                8,927

      Loss from operations               ( 3,584)            ( 5,084)

Other Income
  Accounting Fees                              -                1,000
  Extraordinary Income                         -                    -
Other Expenses
  Other                                        -                    -
  Interest, net                           35,193              35,892
  Extraordinary Loss                           -                    -
  Taxes - General                             50                   50

      Other Income before taxes         ( 35,243)          (  34,942)

      Net loss                      $   ( 38,827)       $  (  40,026)

Earnings(Loss) per share            $     (0.01)        $     (0.01)












                         See accompanying notes.
(5)



                       GNC ENERGY CORPORATION

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                             (UNAUDITED)



                                            Capital in
                            Common Stock         excess of    Accumulated
                       Shares        Amount      par value        deficit

Balance at
  3-31-99             5,203,706    $2,081,482      $17,000,421  $(26,032,284)

   Other adjustment                                                 -
   Net profit                                                ( 38,827)
Balance at
  6-30-99             5,203,706   $2,081,482  $17,000,421  $(26,071,111)





























                     See accompanying notes.

(6


                        GNC ENERGY CORPORATION

  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
(UNAUDITED)

                                              Three months ended
                                           June 30, 1999 June 30, 1998

Financial resources were applied to:

     Net loss before extraordinary items   $    (38,827) $   ( 40,026)
     Items not affecting working capital:
      Depreciation, depletion, and
       amortization                                  15                 -

     Working capital applied to operations      (38,812)     ( 40,026)



Financial resources were provided by:
     Fixed Assets                                     -                 -
     Extraordinary items                              -                 -

     Increase(decrease) in working capital $   ( 38,812)  $   (40,026)

Changes in elements of working capital:

     Cash                                       $          -    $         -
     Prepaid Expenses                               617            (1,000)
     Accounts payable and accrued expenses      (39,429)      (39,026)

     Increase(decrease) in working capital $    (38,812) $    (40,026)















                       See accompanying notes.
(7)


                        GNC ENERGY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and March 31, 1999, and the consolidated results of operations and changes in financial position indicated.

2. The results of operations for the three-month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1999.











(8)


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     There is a negative stockholders' equity in the Corporation. We are continuing to work with our creditors to attempt to achieve a plan of reorganization without bankruptcy.


RESULTS OF OPERATIONS

     Oil and Gas Operations - Oil and gas sales were minimal for the three-month period ended June 30, 1999.

     Income Taxes - No tax provisions were made for the three months ended June 30, 1999, since the Company has unused deductions and tax credits for income tax purposes.













(9)



                     PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended June 30, 1999.



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GNC ENERGY CORPORATION



                                        By:_s/W. H. Hudson
Date:  July 28, 1999                          W. H. Hudson
                                              President and
                                              Chief Financial Officer


(10)