Form 10-Q
period 1999-09-30
GNC ENERGY CORP
filed 1999-12-16
CIK 43398

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

     For Quarter Ended                            Commission File
     September 30, 1999                              No. 0-1587

                      GNC ENERGY CORPORATION
      (Exact name of registrant as specified in its charter)

         DELAWARE                                  75-1050549

     (State or other jurisdiction of        (IRS Employer ID No.)
      incorporation or organization)

     8235 Douglas Ave., Suite 210         Dallas,Texas 75225

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

                                     Outstanding at
      Class                        September 30, 1999

Common Stock, $0.40 par value          5,203,706




                       GNC ENERGY CORPORATION

                                 INDEX


Part I                FINANCIAL INFORMATION             Page No.


Consolidated Balance Sheets - September 30, 1999
     and September 30, 1998.................................3 - 4

Consolidated Balance Sheets - March 31, 1999
     and March 31, 1998.....................................5 - 6

Consolidated Statements of Operations - Three Months
     Ended September 30, 1999 and September 30, 1998............7

Consolidated Statement of Operations - Six Months
     Ended September 30, 1999 and September 30, 1998............8

Consolidated Statement of Changes in Stockholders'
     Equity, (Deficit) - Three Months Ended
     September 30, 1999.........................................9

Condensed Consolidated Statements of Changes in Financial
     Position -Six Months Ended September 30, 1999.............10

Notes to Consolidated Financial Statements.....................11

Management's Discussion and Analysis of Results of
     Operations................................................11


Part II                OTHER INFORMATION

Exhibits and Reports on Form 8-K...............................12

Signatures.....................................................12









                                  (2)



                    PART I.  FINANCIAL INFORMATION

                        GNC ENERGY CORPORATION

                     CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)


                                ASSETS

                                           9-30-99       9-30-98___
Current assets:
   Cash                                 $           - $            -
       Recoverable deposits                             -               -
   Inventory                                        -              -

Total Current Assets                                0             0

Property, Plant and Equipment
     at Cost:
     Oil and Gas                              186,406       186,337

     Total Property, Plant & Equip.           186,406       186,337
Less Accumulated Depreciation,
     Depletion and Amort.                     186,221       186,156

     Total Fixed Assets                           185           181

Total Assets                           $          185 $         181
















See accompanying notes.


                                  (3)





                        GNC ENERGY CORPORATION

                     CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)


               LIABILITIES AND STOCKHOLDERS' EQUITY



                                              9-30-99     9-30-98
Current Liabilities:

     Accounts Payable                       3,058,120   3,056,560
     Accrued Expenses                       2,011,726   2,011,726
     Accrued Interest Expense               1,960,628   1,819,858

          Total Current Liabilities     $   7,030,474 $ 6,888,144



Stockholders' Equity (Deficit):
    Common Stock, $.40 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
    5,203,706 shares in 1999
    and 1998                                2,081,482   2,081,482
     Capital in excess of par value        17,000,421  17,000,421
     Accumulated Deficit                  (26,112,192)(25,969,866)

    Total Equity                          ( 7,030,289)( 6,887,963)

Total Liabilities and Equity            $         185 $       181













See accompanying notes.

(4)




GNC ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


ASSETS

                                            3-31-99     3-31-98
Current Assets:

     Cash                                          -           -
     Accounts Receivable                           -           -
      Recoverable Deposits                         -           -
     Prepaid Expenses                              -       1,000

           Total Current Assets                    0       1,000

Property, Plant and Equipment
     at Cost, Substantially Pledged:
     Oil and Gas                             186,406     186,156

Less Accumulated Depreciation,
     Depletion and Amortization              186,191     186,156

         Total Fixed Assets                      215           0


Total Assets                             $       215 $     1,000


















See accompanying notes.

(5)





GNC ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY



                                             3-31-99     3-31-98_
Current Liabilities:
     Accounts Payable                      3,048,615   3,049,328
     Accrued Expenses                      2,011,738   2,012,299
     Accrued Interest Expense              1,890,243   1,737,742_

          Total Current Liabilities        6,950,596   6,799,369_



Stockholders' Equity (Deficit):
     Common Stock, $.40 par value
     Authorized - 10,000,000 shares
     Issued and Outstanding -
      5,203,706 Shares in 1999
      and 1998                             2,081,482   2,081,482
     Capital in Excess of Par Value       17,000,421  17,000,421
     Accumulated Earnings(Deficit)       (26,032,284)(25,880,272)

          Total Equity                   ( 6,950,381)( 6,798,369)

Total Liabilities and Equity             $       215 $     1,000_















See accompanying notes.

(6)





GNC ENERGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)


                                               Three Months Ended_
                                               9-30-99    9-30-98_

Net Sales                                        3,738      4,003_

Cost and Expenses:
     Cost of Sales                               4,611      2,295
     General and Administrative                  5,000      3,095
     Depreciation, Depletion, and
     Amortization                                   15          -_

     Total Oil/Gas Operating Expenses            9,626      5,390_

          Income (Loss) from Operations       (  5,888) (   1,387)

Other Income
      Extraordinary Income                           -        179

Other Expenses
     Interest, Net                              35,193     48,360
     Extraordinary Expenses                          -          -
     Property Taxes                                  -          -_

          Gain(Loss) before Taxes             ( 41,081)  ( 49,568)

     Net Gain(Loss)                          $( 41,081) $( 49,568)


      Gain(Loss) per Share                   $(    .01) $(    .01)

Weighted Average Shares Outstanding          5,203,706  5,203,706










See accompanying notes.

(7)



GNC ENERGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                            Six Months Six Months
                                               Ended      Ended
                                               9-30-99    9-30-98

Net Sales                                        5,707      7,847
Cost and Expenses:
    Cost of Sales                                7,773      5,417
     General and Administrative                  7,377      8,900
     Depreciation, Depletion and
     Amortization                                   30          -


Total Operations Expenses                           15,180     14,317

          Income(Loss) from Operations       (   9,473) (   6,470)


Other Income
      Extraordinary Income                           -        179
     Accounting Fees                                     -      1,000
     Administrative Overhead Fees                    -          -


Other Expenses
     Interest, Net                              70,385     84,253
     Extraordinary Loss                              -          -
     Misc. Taxes                                    50         50
     Miscellaneous                                   -          -
          Gain(Loss) before Taxes            (  79,908) (  89,594)

           Net Gain (Loss)                   (  79,908) (  89,594)

          Gain (Loss) per Share              (     .02) (     .02)

Weighted Average Shares Outstanding          5,203,706  5,203,706











See accompanying notes.

(8)




GNC ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)


                                          Capital in
                        Common Stock       Excess of    Accumulated
                      Shares    Amount    Par Value       Deficit__


Balance 6/30/99    5,203,706  2,081,482    17,000,421   (26,071,111)
     Net Loss         -          -             -        (    41,081)

Balance 9/30/99    5,203,706  2,081,482    17,000,421   (26,112,192)

































See accompanying notes.

(9)




 GNC ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
(UNAUDITED)

                                           Six Months      Six Months
                                              Ended           Ended
                                             9-30-99          9-30-98

Financial resources were applied to:
     Net Loss                                ( 79,908)      ( 89,594)
     Items not affecting working
       capital:
       Depreciation, Depletion, and
       Amortization                                30              -
       Fixed Assets                                 -           (181)

Financial resources were provided by:
     Net Profit                                     -              -__

          Increase (Decrease) in
           working capital                   ( 79,878)      ( 89,775)

Changes in elements of working capital
     Cash                                           -              -
     Accounts and notes receivable                  -              -
     Deposits/Prepaids                              -         (1,000)
     Decreases in notes payable and
       current maturities of LT debt                -              -
     Decrease (Increase) in accounts
     payable and accrued expenses             (79,878)      ( 88,775)

       Increase (Decrease) in
           working capital                $  ( 79,878)   $  ( 89,775)














See accompanying notes.

(10)





GNC ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999. We are continuing to work with our creditors to attempt to achieve a plan of reorganization without bankruptcy.

     2. The results of operations for the three-month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION

     Oil and Gas Operations - Oil and gas sales for the three-month period ended September 30, 1999, were minimal.

     Income Taxes - No tax provisions were made for the three months ended September 30, 1999, since the Company has unused deductions and tax credits for financial statement purposes.


















(11)



GNC ENERGY CORPORATION

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended September 30, 1999.



SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GNC ENERGY CORPORATION



                              By:______________________
                                 W. H. Hudson
                                   President and
                                   Chief Financial Officer

November 3, 1999
























(12)