Form 10-Q
period 1999-12-31
GNC ENERGY CORP
filed 2000-02-14
CIK 43398

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

  For Quarter Ended December 31, 1999  Commission File No. 0-1587

                       GNC ENERGY CORPORATION
        (Exact name of registrant as specified in its charter)

     DELAWARE                                         75-1050549

(State or other jurisdiction of      I.R.S. Employer Identification
 incorporation or organization                      No.)

8235 Douglas Ave., Suite 210........... Dallas, Texas 75225

(address of principal executive offices and zip code)


                           (214) 691-9436

        (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes_____ No_____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                      Outstanding at
       Class                         December 31, 1999

Common Stock, $0.40 par value            5,203,706


                      GNC ENERGY CORPORATION

                               INDEX

Part I                    Financial Information:        Page No.


Consolidated Balance Sheets - December 31, 1999
     and September 30, 1999 ............................2 - 3

Consolidated Balance Sheets - March 31, 1999
     and March 31, 1998 ................................4 - 5

Consolidated Statement of Operations - Three Months
     Ended December 31, 1999 and September 30, 1999......   6

Consolidated Statement of Operations - Nine Months
     Ended December 31, 1999 and December 31, 1998.......   7
Consolidated Statement of Changes in Stockholders'
     Equity (Deficit) - Three Months Ended December 31,
     1999................................................   8

Condensed Consolidated Statements of Changes in
     Financial Position -Three Months Ended
     December 31, 1999...................................   9

Condensed Consolidated Statements of Changes in
     Financial Position - Nine Months Ended
     December 31, 1999...................................  10


Part II              Other Information:

Management's Discussion and Analysis of Financial
     Condition and Results of Operations.................  11

Signatures...............................................  12

                   PART I:  FINANCIAL INFORMATION

                       GNC ENERGY CORPORATION

                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)



                                ASSETS

                                     December 31,         September 30,
                                          1999                 1999_____

Current Assets:
  Cash                                $         -        $         -
  Recoverable deposits                          -                       -
  Equipment in Inventory                        -                       -

     Total current assets                       0                       0

Property, plant and equipment
  at cost, substantially pledged:
  Oil and gas                             186,406                 186,406
 Tar sands                                      -                       -

     Total fixed assets                   186,406                 186,406

Less accumulated depreciation,
  depletion and amortization             (186,237)          (186,221)

     Net fixed assets                         169              _______185

Total Assets                          $       169             $       185















(2)




                      GNC ENERGY CORPORATION

                    CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)


                                      December 31,      September 30,
                                     1999            1999______
Current liabilities:
 Accounts payable                  3,059,449          3,058,120
Accrued expenses                   2,011,726               2,011,726
Accrued interest expense           1,984,090               1,960,628

   Total current liabilities       7,055,265          7,030,474



Stockholders' equity (deficit):
 Common stock, $.40 par value
   Authorized - 10,000,000 shares
   Issued and outstanding -
   5,203,706                       2,081,482               2,081,482
 Capital in excess of par value   17,000,421         17,000,421
 Accumulated deficit             (26,136,999)       (26,112,192)

   Total equity                   (7,055,096)        (7,030,289)

Total Liabilities & Equity      $        169            $        185





















(3)



                        GNC ENERGY CORPORATION

                     CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

                                 ASSETS


                                                  March 31,
                                           1999                    1998__

Current assets:
 Cash                                  $        -               $       -
 Accounts receivable, net                       -                       -
 Prepaid Expenses                               -                   1,000
 Recoverable deposits                           0                  0

     Total current assets                       0              1,000
Property, plant, and equipment
 at cost, substantially pledged:
  Oil and gas                             186,406            186,156
  Tar sands                                     -                  -

                                          186,406            186,156

Less accumulated depreciation,
 depletion and amortization               186,191            186,156

     Total fixed assets                       215                  0

Total Assets                           $      215          $   1,000



















(4)



                       GNC ENERGY CORPORATION

                    CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)

                LIABILITIES AND STOCKHOLDERS' EQUITY



                                                March 31,
                                          1999               1998___
Current liabilitites:
Accounts payable                        3,048,615          3,049,328
Accrued expenses                        2,011,738          2,012,299
Accrued interest expense                1,890,243          1,737,742

                                        6,950,596          6,799,369



Stockholders' equity (deficit):
 Common stock, $.40 par value
 Authorized - 10,000,000 shares
 Issued and outstanding -
 5,203,706 shares in 1986 and
 1987                                   2,081,482          2,081,482
Capital in excess of par value         17,000,421         17,000,421
Accumulated deficit                   (26,032,284)       (25,880,272)

Total equity                          ( 6,950,381)       ( 6,798,369)

Total Liabilities & Equity            $       215        $     1,000
















(5)





                        GNC ENERGY CORPORATION

                CONSOLIDATED STATEMENT OF OPERATIONS
                             (UNAUDITED)


                                   3 Months Ended     3 Months Ended
                                     December 31,      September 30,
                                         1999               1999____

Net Sales                              $    4,252        $     3,738

Cost and expenses:
 Cost of sales                              3,545               4,611
General and administrative                  2,037              5,000
Depreciation, depletion, and
  amortization                                 15                 15

     Total Oil/Gas Operating Expenses       5,597              9,626

          Income (Loss) from Operations         (1,345)          (  5,888)

Other Income (Expense)
 Interest, net                           ( 23,462)          ( 35,193)
 Accounting fees                                -                  -
 Property Taxes                                 -                  -
 Miscellaneous                                  -                  -
 Extraordinary, net                             -                  -
 Administrative Fees                            -                  -

     Other income (loss)                  (23,462)          ( 35,193)

Net Loss                               $  (24,807)        $ ( 41,081)



Loss per share                          $   (.005)         $    (.01)
Weighted average shares outstanding    5,203,706 5,203,706













(6)


                       GNC ENERGY CORPORATION

                CONSOLIDATED STATEMENT OF OPERATIONS
                             (UNAUDITED)


                                   9 Months Ended     9 Months Ended
                                     December 31,       December 31,
                                         1999____          1998_____

Net Sales                          $        9,959      $      10,889


Cost and expenses:
 Cost of sales                             11,317              9,289
 General and administrative                 9,413             12,039
 Depreciation, depletion, and
   amortization                                46                  9

     Total operating expenses              20,776             21,337

     Loss from operations                ( 10,817)           (10,448)


Other income (expense)
 Interest, net                           ( 93,847)          (119,807)
 Accounting fees                                -              1,000
 Taxes                                    (    50)            (   50)
 Extraordinary Income                           -                179
 Extraordinary Loss                             -                  -
 Other Expense                                  -                  -
 Administrative Fees                            -                  -
     Other income (loss)               (   93,897)        (  118,678)
          Net gain (loss)          $   (  104,714)    $   (  129,126)


Gain (loss) per share                          ( .02)     $        (.02)

Weighted average shares outstanding     5,203,706          5,203,706











(7)



                       GNC ENERGY CORPORATION

   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                              (UNAUDITED)


                                        Capital in
                     Common Stock           excess of        Accumulated
                  Shares      Amount        par value            deficit
Balance at
  9/30/99             5,203,706  $2,081,482  $17,000,421       $(26,112,192)

  Net Loss               -           -            -            (24,807)

Balance at
  12/31/99         5,203,706  $2,081,482     $17,000,421       $(26,136,999)

































(8)




                      GNC ENERGY CORPORATION

  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                              (UNAUDITED)



                                   3 Months Ended     3 Months Ended
                                     December 31,      September 30,
                                         1999              1999_____

Financial resources were applied to:
  Net gain(loss)                      $   (24,806)       $  ( 41,081)
  Lease & Well Equipment                        -                  -

Items not affecting working
  capital:
  Depreciation, depletion, and
   amortization                                15                 15
                                      __________0        __________0
Increase(Decrease) in working capital   $   (24,791)       $  ( 41,066)

Changes in elements of working
  capital:
  Cash                                $         -        $         -
  Accounts receivable                           -                  -
  Other current assets                          -                  -
  Accounts payable and accrued
    expenses                         ___  (24,791)       ___( 41,066)

                                     $    (24,791)       $  ( 41,066)


















(9)




                      GNC ENERGY CORPORATION

  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                            (UNAUDITED)

                                   9 Months Ended     9 Months Ended
                                     December 31,       December 31,
                                         1999              1998_____

Financial resources were
  applied to:
  Net loss                         $    ( 104,714)    $    ( 129,126)
  Fixed Assets                                  -               (250)
  Other Adjustments                             -                  -
  Items not affecting working
    capital:
    Depreciation, depletion,
     and amortization                          45                  9

                                        ( 104,669)         ( 129,367)
Financial resources were
  provided by:
  Net profit                                    -                  -
                                                   -                  -

                                                -                  -

Increase (decrease) in working
  capital                           $   ( 104,669)      $ (  129,367)

Changes in elements of working
  capital:
  Cash                              $           -       $          -
  Accounts receivable                           -                  -
  Other Current Assets                          -             (1,000)
  Accounts payable and accrued
     expenses                           ( 104,669)          (128,367)
      Increase (decrease) in
      working capital               $   ( 104,669)     $    (129,367)










(10)




                       GNC ENERGY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1999. We are continuing to work with our creditors to attempt to achieve a plan of reorganization without bankruptcy.

2. The results of operations for the three-month and nine-month periods ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999.




                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       RESULTS OF OPERATIONS


Income Taxes - No provisions were made for the period ended December 31, 1999, since the Company has unused deductions and tax credits for financial statement purposes.
















(11)


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GNC ENERGY CORPORATION
                                        (Registrant)


Date:  February 9, 2000            By_______________________
                                     W. H.HUDSON, President
                                              and
                                     Chief Financial Officer
































(12)