Form 10-K
period 2000-03-31
GNC ENERGY CORP
filed 2000-06-20
CIK 43398

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
_______________

FORM 10K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended..................................Commission File
March 31, 2000...........................................Number 0-1587

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

    On March 31, 2000, there were 5,203,706 shares of the registrant's common stock issued and outstanding. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (computed by reference to the closing sale price in the over-the-counter market) on 3/31/95 was approximately $325,231.63.




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

    Due to the economic conditions in the oil and gas and coal mining industries, the curtailment of the Company's operations and other factors, including the disposal of the majority of the Company's income-producing properties in satisfaction of debt, the Company feels that it is unable to absorb the expense of an audit at this time. Therefore, the consolidated financial statements included herein for the year ended March 31, 2000, are unaudited.

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


Employees

    As of March 31, 2000, the Company had no employees.

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

    Executive Officers of the Registrant

    The following is a list of the Company's executive officers, their ages, and their positions and offices as of March 31, 2000.

    Name of Officer          Age       Position

    W. H. Hudson        70        Chairman of the Board of Directors
                                  President and Chief Executive
                                  Officer

    Andrew C. Hudson    39        Secretary

    The following is a summary of the business background of the executive officers of the Company for the past several years:

    Mr. W. H. Hudson was elected Chairman of the Board, President and Chief Executive Officer of the Company in March 1979. During the past twenty-one years, in addition to his activities with the Company, his principal business has been the management of his personal investments in real estate and oil and gas properties.

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

    (c)  Approximate Number of Holders of Common Stock

    The approximate number of holders of record of the Company's common stock as of March 31, 2000, is 3,861.



Item 6.  SELECTED FINANCIAL DATA

    The following table presents a five-year summary of selected financial data for the years ended March 31:
    2000 1999 1998 1997 1996
                            (in thousands except per share amounts)

Revenues $    15   $    13   $    23   $    33   $     11
Income (Loss) from
      operations   0     1      10     16   (5)
Extraordinary Income (Loss)    16    18     253     22       1,256

Interest Expense   141  155  145    146       145
Net Income (Loss)    (139)   (152)       88 (324)     892
Weighted average number
     of common shares
     outstanding   5,204     5,204     5,204     5,204     5,204
Earnings (Loss) per common
     share    (.03)     (.03)      .02  (.06)    .17

Working capital (deficit)    (7,090)   (6,951)   (6,798)    (6,886)
    (6,566)
Long-term debt     -    -    -    -      -
Stockholders' equity
     (deficit)     (7,090)   (6,950)   (6,798)   (6,886)   (6,565)
Total Assets  -    -    1,000        -    2,215





Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

    At March 31, 2000, the Company had a working capital deficit of $7,089,921 and no long-term obligations.

    No new oil and gas wells were drilled in fiscal 2000. Capital expenditures were limited to remedial work on producing wells.

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


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Directors

                                                 Common
                                       Served As Shares
                                       Director  Beneficially Percent
    Name      Age       Position       Since     Owned       of Class

W. H. Hudson   70  Chairman of the       1979      576,878*        11.09
    Board of Directors,
    President and Chief
    Executive Officer
    of the Company,
    Dallas, Texas

R. H. Rosen    62  President, Advanced 1981    12,000      0.23
    Energy Technology,
    Inc., Cambridge,
    Massachusetts
_______________________
*See "Principal Stockholders."


    Unless otherwise indicated, the nominees have sole voting and investment power with respect to their shares of the Company's Common Stock listed hereinabove.

    As of March 31, 2000, the directors and officers of the Company, as a group, (3 persons) held an aggregate of 588,878 shares of Common Stock, or 11.32% of the outstanding shares of that class.

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


Item 11.  MANAGEMENT REMUNERATION

    There was no remuneration accrued by the Company and its subsidiaries to individual executive officers of the Company for fiscal year ended 3-31-00.

Profit-Sharing Plan

    At March 31, 2000, there were no outstanding stock options, under the Company's 1974 Qualified Stock Option Plan.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    The listing of security ownership of certain beneficial owners and management in this Report is shown at Part III, Item 10.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company reimburses W. H. Hudson, Chairman of the Board, President and Chief Executive Officer of the Company a portion of certain overhead expenses incurred in its day-to-day operations. The Company paid Mr. Hudson a total of approximately $4,575 during the year ended March 31, 2000, for these services. The Board of Directors believes that this billing arrangement is advantageous to the Company and offers an economical office operation.




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

Reports on Form 8-K

    There were no reports filed on Form 8K for the fiscal year ended March 31, 2000.



SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GNC ENERGY CORPORATION

Date:  ______________ 2000

                             W. H. Hudson, Chairman of the Board
                             President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

    Signatures                    Titles                   Date



W. H. Hudson            Chairman of the Board,        __________ 2000
                        President, Chief
                        Executive Officer and
                        Chief Financial Officer



R. H. Rosen             Director                      __________ 2000




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



GNC ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


ASSETS

                                             March 31      March 31
                                                 2000          1999
Current assets:
    Cash $         -    $         -
    Recoverable deposits          -            -
    Prepaid Expenses              -              -
        Total current assets           -              -

Property, plant and equipment
    at cost, substantially pledged:
    Oil and gas      186,406   186,406
Less accumulated depreciation,
    depletion and amortization        186,252        186,191
               -         -

Total Assets  $       154    $       215








GNC ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

             March 31        March 31
                 2000           1999
Current liabilities:

Accounts payable   3,047,181 3,048,615
Accrued expenses   2,011,726    2,011,738
Accrued interest expense        2,031,013      1,890,243

 Total current liabilities      7,089,920      6,950,596




Stockholders' equity (deficit):
Common stock, $.40 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - 5,203,706
  shares in 1989 and 1988    2,081,482 2,081,482
Capital in excess of par value    17,000,421     17,000,421
Accumulated deficit      (26,171,669)   (26,032,284)
      (7,089,766)    (6,950,381)
    $        154    $        215








GNC ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                          Years Ended March 31,
                                            2000 1999 1998

Net Sales       $   14,777     $   11,898     $   23,408
Costs and Expenses
    Cost of sales  15,131     10,904    13,320
    General, administrative, other      13,557   16,515      42,013
    Depreciation, depletion, amort.         61          35        -

       Total Costs and Expenses       28,749     27,454     55,333
       Income (loss) from
         operations        (13,972)      (15,556)        (31,925)

Other Income (Expense)
    Interest  (140,770) (155,000) (145,055)
    Gain (loss) on debt write-off   15,507     17,515 252,916
    Miscellaneous Income       -  179  103
    Income from accounting fees   -    1,000     12,000
    Taxes and penalties    (150)  (150)     (365)
    Extraordinary Loss           -              -              -
    Total Other Income (Loss)       (125,413)       (136,456)      119,599

      Gain (Loss)     (139,385)    (152,012)          87,674
      Gain (Loss) per share  $     (.03)    $    (.03)     $      .02






GNC ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)


                   Capital in
                             Common Stock        excess of Accumulated
         Shares    Amount    par value deficit

Balance at March 31,
    1996 5,203,706 $2,081,482     $17,000,421    $(25,647,068)
    Adjustments                   2,850
    Net Gain(loss)                    (323,728)

Balance at March 31,
    1997 5,203,706 $2,081,482     $17,000,421    $(25,967,946)
    Adjustments                   -
    Net Gain(Loss)                    87,674

Balance at March 31,
    1998 5,203,706 $2,081,482     $17,000,421    $(25,880,272)
    Adjustments                   -
    Net Gain(Loss)                    (152,012)

Balance at March 31,
    1999 5,203,706 $2,081,482     $17,000,421    $(26,032,284)
    Adjustments                           -
    Net Gain(Loss)                    (139,385)

Balance at March 31,
    2000 5,203,706 $2,081,482     $17,000,421    $(26,171,669)




GNC ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
(UNAUDITED)
                                            Years Ended March 31,
                                       1999      1999 1998
Financial resources were applied to:
    Net (loss) before extraordinary
    item $  (154,892)        (152,012) $   (165,241)
    Fixed Assets   -    (250)
    Items not affecting working
    capital:  Depreciation,
    depletion, and amortization             61             35
-

    Working capital applied to
    (provided by) operations (154,831)  (152,227)      (165,241)

Extraordinary items:
    Gain/Loss on disposition of assets      -         -    -
    Gain on expired debt          15,507         -        252,916
         (139,324) (152,227)    87,675

Leasehold Costs              -              -              -
            (139,324)      (152,227)        87,675

Financial resources were provided by:
    Sales and retirements of
    property, plant and equipment,
    net of accum. depreciation,
     depletion           -        -       -
    Decrease in liabilities          - -    -
    Decrease in tar sands value         -         -      -
    Decrease in other assets           -              -              -
                   -              -              -
    Increase (decrease) in
    working capital                  $   (139,324)    (152,227) $ 87,675

Increase (decrease) in elements of working capital:
Cash      $         -    $          -    $       -
Recoverable deposits    -    -    (286)
Prepaid Expenses       -     (1,000)         1,000
Notes payable and current
    maturities on long-term debt    -  -    210,549
Accounts payable and accrued
    expenses     1,446   1,274     (497)
Accrued interest expense        (140,770)      (152,501)       (123,091)
Increase (decrease) in
    working capital     $    (139,324)  $  (152,227)  $ 87,675


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

















1.  Summary of significant accounting policies (continued)

    Income taxes

    No provision has been made for income taxes, as the Company has net operating losses to carry forward, in the amount of $22,095,544, the last of which is due to expire in 2020 if not used prior to that time.

     2.  Inventories

At March 31, 2000, there were no inventories.

     3.  Notes payable

    Notes payable include a secured note due on demand, which is included in accounts payable. There are no long-term debts.





Information regarding industry segments


            2000      1999      1998
                                                   (000somitted)
Net Sales:
     Oil and gas   $    15   $    13   $    23
    Administrative fees on operations        -        -         -
         $    15   $    13   $    23

Loss (income) from operations:
    Oil and gas    $    0    $    (1)  $   (10)


    Other Loss           -       -         -
    Other Gains         16        19       112
           16    20     122

    General corporate expenses     14  17     42
    Interest expense        141       155       145

        Net (Gain) Loss $    139  $   152   $    65

Identifiable assets:
    Oil and gas         186      186       186
         $    186  $   186   $   186
Capital expenditures:
    Oil and gas    $      -  $     -   $     -

Depreciation, depletion and
    amortization:
    Oil and gas    $     61  $    35   $     -






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

10. Transactions with affiliated parties

    During the year ended March 31, 2000, the Company incurred overhead allocation fees of approximately $ 8,982 to a corporation controlled by a major stockholder of the Company for the use of office space.

    Additionally, the Company incurred debt to entities controlled by major stockholders for approximately $10,326 and $11,835 during the years ended March 31, 2000 and 1999, respectively, for working capital advances to the Company and well services.

    During 1985, a director of the Company purchased unregistered, restricted stock from the Company. 57,000 and 7,000 shares of the Company's common stock were purchased for $3.50 and $3.00 per share respectively, with the market value on those dates being $5.625 and $4.125 per share, respectively.

11. Income taxes
    The Company has federal income tax loss carryforwards of approximately $22,095,544 which will expire through 2020. The Company had investment and jobs tax credit carryforwards of approximately $287,819, the last of which expired March 31, 1999.


12. Gain/Loss per share

    Gain/loss per share has been computed by dividing the net gain/loss for the years ended March 31, 2000, 1999, and 1998, by the weighted average number of shares outstanding of 5,203,706 shares. Shares issuable in connection with employee stock options and convertible debt have not been included in the computation of earnings per share, as their effect is antidilutive.

13. Interest

    Net interest consists of the following:


              2000      1999      1998

Total interest     $ 140,770 $ 155,000 $ 145,055
Interest income            -         -         -

         $ 140,770 $ 155,000 $ 145,055







GNC ENERGY CORPORATION
SUPPLEMENTARY INFORMATION ON RESERVES OF OIL AND GAS
Years Ended March 31, 2000, 1999 and 1998
(UNAUDITED)


Reserves of Oil and Gas

    The Company's estimated quantities of proved reserves of oil (including condensate and natural gas liquids) and natural gas have not been estimated by a firm of independent petroleum engineers for the year ended March 31, 2000. We are, therefore, unable to provide accurate and meaningful related schedules and estimates.



GNC ENERGY CORPORATION
SCHEDULE V - CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT


                 Balance at                         Other   Balance at
                 beginning  Additions   Retire-    changes     end of
Classification   of period   at cost     ments   add(deduct)   period


Year ended
 March 31, 2000:

Oil and gas leasehold & equipment
    - full cost    $   186,406    $       - $        -     $         -    $
186,406
    Tar Sands           -             -              -               -
   -
         $   186,406    $       - $        -     $         -    $  186,406

Year ended
    March 31, 1999:
    Oil and gas leasehold & equipment
    - full cost    $  186,156     $      250     $   -     $        -     $
186,406
    Tar Sands           -             -              -              -
   -
                   $  186,156 $      250 $        -    $          $  186,406


Year ended
    March 31, 1998:

    Oil and gas leasehold & equipment
    - full cost    $   206,142    $        -     $   19,986     $         -
$
186,156
    Tar Sands       -           -      -               -          -
         $   206,142    $        -      $   19,986 $         - $  186,156





GNC ENERGY CORPORATION
SCHEDULE VI - CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION
AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

         Additions
                 Balance at  Charged to            Other   Balance at
                 Beginning   Costs and   Retire-  Changes    end of
Classification   of Period    Expenses    ments  Add(Deduct) Period


Year ended
    March 31, 2000:
    Oil and gas
    - full cost       186,191             61             -          -
186,252

         $  186,191     $       61     $       - $        -     $ 186,252


Year ended
    March 31, 1999:
    Oil and gas
    - full cost       186,156            35          -              -
186,191

         $  186,156     $      35 $        -     $        -     $  186,191


Year ended
    March 31, 1998:
    Oil and gas
    - full cost    $  206,142     $       - $    19,986    $        -     $
186,156

         $  206,142     $       - $    19,986    $        -     $  186,156




SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

There are no receivables and therefore no allowance for doubtful accounts.