Form 10-Q
period 2000-09-30
GNC ENERGY CORP
filed 2000-11-14
CIK 43398

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

     For Quarter Ended                            Commission File
     September 30, 2000                             No. 0-1587

                      GNC ENERGY CORPORATION
      (Exact name of registrant as specified in its charter)

         DELAWARE                                  75-1050549

     (State or other jurisdiction of        (IRS Employer ID No.)
      incorporation or organization)

     8235 Douglas Ave., Suite 1201       Dallas,Texas 75225

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