Form 10-Q
period 2000-12-31
GNC ENERGY CORP
filed 2001-03-16
CIK 43398

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

     For Quarter Ended                            Commission File
     December 31, 2000                             No. 0-1587

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

                                     Outstanding at
      Class                        December 31, 2000

Common Stock, $0.40 par value          5,203,706














                       GNC ENERGY CORPORATION

                                 INDEX


Part I                FINANCIAL INFORMATION	            Page No.


Consolidated Balance Sheets - December 31, 2000
     and September 30, 2000.................................2 - 3

Consolidated Balance Sheets - March 31, 2000
     and March 31, 1999.....................................4 - 5

Consolidated Statement of Operations - Three Months
     Ended December 31, 2000 and September 30, 2000.............6

Consolidated Statement of Operations - Nine Months
     Ended December 31, 2000 and December 31, 1999..............7

Consolidated Statement of Changes in Stockholders'
     Equity, (Deficit) - Three Months Ended
     December 31, 2000..........................................8

Condensed Consolidated Statements of Changes in Financial
     Position-Three Months Ended December 31, 2000 and
     September 30, 2000.........................................9

Condensed Consolidated Statements of Changes in Financial
     Position -Nine Months Ended December 31, 2000 and
     December 31, 1999.........................................10


Part II                OTHER INFORMATION

Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations................................................11

Signatures.....................................................12






















                    PART I.  FINANCIAL INFORMATION

                        GNC ENERGY CORPORATION

                     CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)


                                ASSETS

                                           12-31-00       9-30-00
Current assets:
   Cash                                 $           -	$           -
   Recoverable deposits                             -	            -
   Inventory                                        -	            -

Total Current Assets                                0             0

Property, Plant and Equipment
     at Cost, substantially pledged:
     Oil and Gas                               72,575        72,575

     Total Property, Plant & Equip.            72,575        72,575
Less Accumulated Depreciation,
     Depletion and Amort.                      72,459        72,443

     Net Fixed Assets                             116           132

Total Assets                           $          116 $         132




















                                  (2)







                        GNC ENERGY CORPORATION

                     CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)


               LIABILITIES AND STOCKHOLDERS' EQUITY



                                              12-31-00    9-30-00
Current Liabilities:

     Accounts Payable                       3,043,604   3,042,259
     Accrued Expenses                       2,011,726   2,011,726
     Accrued Interest Expense               2,136,591   2,101,398

          Total Current Liabilities     $   7,191,921  $7,155,383



Stockholders' Equity (Deficit):
    Common Stock, $.40 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
    5,203,706 shares in 2000
    and 1999                                2,081,482   2,081,482
     Capital in excess of par value        17,000,421  17,000,421
     Accumulated Deficit                  (26,273,708)(26,237,154)

    Total Equity                          ( 7,191,805)( 7,155,251)

Total Liabilities and Equity            $         116 $       132















 (3)






                     GNC ENERGY CORPORATION

                  CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)


ASSETS

                                            3-31-00     3-31-99
Current Assets:

     Cash                                          -           -
     Accounts Receivable                           -           -
     Recoverable Deposits                          -           -
     Prepaid Expenses                              -

           Total Current Assets                    0           0

Property, Plant and Equipment
     at Cost, Substantially Pledged:
     Oil and Gas                             186,406     186,406

Less Accumulated Depreciation,
     Depletion and Amortization              186,252     186,191

         Total Fixed Assets                      154         215


Total Assets                             $       154 $       215






















 (4)





                         GNC ENERGY CORPORATION

                      CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)


                LIABILITIES AND STOCKHOLDERS' EQUITY



                                             3-31-00     3-31-99
Current Liabilities:
     Accounts Payable                      3,047,181   3,048,615
     Accrued Expenses                      2,011,726   2,011,738
     Accrued Interest Expense              2,031,013   1,890,243

          Total Current Liabilities        7,089,920   6,950,596



Stockholders' Equity (Deficit):
     Common Stock, $.40 par value
     Authorized - 10,000,000 shares
     Issued and Outstanding -
      5,203,706 Shares in 2000
      and 1999                             2,081,482   2,081,482
     Capital in Excess of Par Value       17,000,421  17,000,421
     Accumulated Earnings(Deficit)       (26,171,669)(26,032,284)

          Total Equity                   ( 7,089,766)( 6,950,381)

Total Liabilities and Equity             $       154 $       215

















(5)







                   GNC ENERGY CORPORATION

           CONSOLIDATED STATEMENT OF OPERATIONS
                        (UNAUDITED)


                                               Three Months Ended
                                               12-31-00    9-30-00

Net Sales                                        3,268      4,365

Cost and Expenses:
     Cost of Sales                               1,353      1,981
     General and Administrative                  3,262      7,392
     Depreciation, Depletion, and
     Amortization                                   15          7

     Total Oil/Gas Operating Expenses            4,630      9,380

          Income (Loss) from Operations       (  1,362) (   5,015)

Other Income
      Extraordinary Income                           -      8,000

Other Expenses
     Interest, Net                              35,192     35,193
     Extraordinary Expenses                          -          -
     Property Taxes                                  -         13

          Other Income(Loss)                  ( 35,192)  ( 27,206)

     Net Gain(Loss)                          $( 36,554) $( 32,221)


      Gain(Loss) per Share                   $(    .01) $(    .01)

Weighted Average Shares Outstanding          5,203,706  5,203,706














 (6)





                      GNC ENERGY CORPORATION

              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)

                                            Nine Months Nine Months
                                               Ended      Ended
                                             12-31-00   12-31-99

Net Sales                                        15,088      9,959
Cost and Expenses:
    Cost of Sales                                6,985     11,317
     General and Administrative                 12,462      9,413
     Depreciation, Depletion and
     Amortization                                   38         46


Total Operations Expenses	                  19,485     20,776

          Income(Loss) from Operations       (   4,397) (  10,817)


Other Income
      Extraordinary Income                       8,000          -
     Accounting Fees	                             -          -
     Administrative Overhead Fees                    -          -


Other Expenses
     Interest, Net                             105,578     93,847
     Extraordinary Loss                              -          -
     Misc. Taxes                                    63         50
     Miscellaneous                                   -          -
          Other Income(Loss)                 (  97,641) (  93,897)

           Net Gain (Loss)                   ( 102,038) ( 104,714)

          Gain (Loss) per Share              (     .02) (     .02)

Weighted Average Shares Outstanding          5,203,706  5,203,706










(7)




                        GNC ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                              (UNAUDITED)


                                          Capital in
                        Common Stock       Excess of    Accumulated
                      Shares    Amount    Par Value       Deficit


Balance 9/30/00    5,203,706  2,081,482    17,000,421   (26,237,154)
     Net Loss         -          -             -        (    36,554)

Balance 12/31/00   5,203,706  2,081,482    17,000,421   (26,273,708)































(8)










                       GNC ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                           (UNAUDITED)

                                           Three Months      Three Months
                                               Ended             Ended
                                             12-31-00          9-30-00

Financial resources were applied to:
     Net Gain(Loss)                           ( 36,554)     ( 32,221)
     Lease & Well Equipment

Items not affecting working
       capital:
       Depreciation, Depletion, and
       Amortization                                15              8

Increase(Decrease) in working capital        ( 36,539)       (32,213)



Changes in elements of working capital
     Cash                                           -              -
     Accounts receivable                            -              -
     Other current assets                           -              -
     Decrease (Increase) in accounts
     payable and accrued expenses             (36,539)      ( 32,213)

       Increase (Decrease) in
           working capital                $  ( 36,539)   $  ( 32,213)





















(9)






                     GNC ENERGY CORPORATION

   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                           (UNAUDITED)

                                           Nine Months      Nine Months
                                               Ended             Ended
                                             12-31-00         12-31-99

Financial resources were applied to:
     Net Gain(Loss)                           (102,038)     (104,714)
     Lease & Well Equipment

Items not affecting working
       capital:
       Depreciation, Depletion, and
       Amortization                                37             45

Increase(Decrease) in working capital        (102,001)       (104,669)



Changes in elements of working capital
     Cash                                           -              -
     Accounts receivable                            -              -
     Other current assets                           -              -
 -
     Decrease (Increase) in accounts
     payable and accrued expenses            (102,001)      (104,669)

       Increase (Decrease) in
           working capital                $  (102,001)   $  (104,669)














(10)








                           GNC ENERGY CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

     1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 2000. We are continuing to work with our creditors to attempt to achieve a plan of reorganization without bankruptcy.

     2. The results of operations for the three-month and nine-month periods ended December 31, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION


     Income Taxes - No tax provisions were made for the period ended December 31, 2000, since the Company has unused deductions and tax credits for financial statement purposes.






















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

February 28, 2000
























(12)