Form 10-K
period 2001-03-31
GNC ENERGY CORP
filed 2001-07-20
CIK 43398

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
_______________

FORM 10K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended..................................Commission File
March 31, 2001...........................................Number 0-1587

GNC ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

             Delaware                           75-1050549
	  (State or other jurisdiction          (I.R.S. Employer
	of incorporation or organization)    Identification Number)

		8235 Douglas Avenue		         Suite 1201
             Dallas, Texas				 75225
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

	On March 31, 2001, there were 5,203,706 shares of the registrant's common stock issued and outstanding. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (computed by reference to the closing sale price in the over-the-counter market) on 3/31/95 was approximately $325,231.63.




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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and
			Reports on Form 8-K...............................   10


PART I

Items 1. and 2. BUSINESS AND PROPERTIES

	(a) General Development of Business

	GNC Energy Corporation was incorporated in Delaware in 1954. Its principal executive offices are located at 8235 Douglas Ave., Suite
1201, Dallas, Texas 75225. The term "GNC" or "Company" as used herein refers to GNC Energy Corporation except as the context may otherwise indicate.

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

	Due to the economic conditions in the oil and gas and coal mining industries, the curtailment of the Company's operations and other factors, including the disposal of the majority of the Company's income-producing properties in satisfaction of debt, the Company feels that it is unable to absorb the expense of an audit at this time.
Therefore, the consolidated financial statements included herein for the year ended March 31, 2001, are unaudited.

	(b)  Financial Information about Industry Segments

	The Company's principal operation is oil and gas.

	Financial data for the last three fiscal years with respect to sales, income (loss) from operations, identifiable assets and capital expenditures attributable to each business segment appears in Note 6 to the financial statements.

	(c)  Narrative Description

Supply and Equipment

	The construction, mining and industrial supply business was sold on February 12, 1987.

Coal Mining

	The coal mining subsidiaries were sold on September 30, 1987.

Oil and Gas

	The company maintains a small oil and gas production and exploration effort. The Ohio oil and gas properties were sold in satisfaction of debt.


Employees

	As of March 31, 2001, the Company had no employees.

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

	Executive Officers of the Registrant

	The following is a list of the Company's executive officers, their ages, and their positions and offices as of March 31, 2001.

	Name of Officer		Age		Position

	W. H. Hudson		71		Chairman of the Board of Directors
							President and Chief Executive
							Officer

	Andrew C. Hudson	40		Secretary

	The following is a summary of the business background of the executive officers of the Company for the past several years:

	Mr. W. H. Hudson was elected Chairman of the Board, President and Chief Executive Officer of the Company in March 1979. During the past twenty-two years, in addition to his activities with the Company, his principal business has been the management of his personal investments in real estate and oil and gas properties.

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

	(c)  Approximate Number of Holders of Common Stock

	The approximate number of holders of record of the Company's common stock as of March 31, 2001, is 3,861.



Item 6.  SELECTED FINANCIAL DATA

	The following table presents a five-year summary of selected financial data for the years ended March 31:
	2001	2000	1999	1998	1997
                            (in thousands except per share amounts)

Revenues	$    18	$    15	$    13	$    23	$     33
Income (Loss) from
      operations	9	 0	   1	10	16
Extraordinary Income (Loss)	  20	   16	18 	   253	  22

Interest Expense	141	141	155	  145	  146
Net Income (Loss)	  (128)	(139)	 (152)	88	(324)
Weighted average number
     of common shares
     outstanding	5,204	5,204	5,204	5,204	5,204
Earnings (Loss) per common
     share	(.02)	(.03)	 (.03)	 .02	(.06)

Working capital (deficit)	(7,217)	(7,090)	(6,951)	 (6,798)	  (6,886)
Long-term debt	-	-	-	-	  -
Stockholders' equity
     (deficit)	(7,217)	(7,090)	(6,950)	(6,798)	  (6,886)
Total Assets	-	-	-	1,000	   -





Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

	At March 31, 2001, the Company had a working capital deficit of $7,217,544 and no long-term obligations.

	No new oil and gas wells were drilled in fiscal 2001. Capital expenditures were limited to remedial work on producing wells.

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


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	Directors

										Common
								Served As	Shares
								Director	Beneficially Percent
	Name		Age		Position		Since	Owned	  of Class

W. H. Hudson   71	Chairman of the	  1979	  576,878*	   11.09
	Board of Directors,
	President and Chief
	Executive Officer
	of the Company,
	Dallas, Texas

R. H. Rosen    63	President, Advanced 1981	   12,000		0.23
	Energy Technology,
	Inc., Cambridge,
	Massachusetts
_______________________
*See "Principal Stockholders."


	Unless otherwise indicated, the nominees have sole voting and investment power with respect to their shares of the Company's Common Stock listed hereinabove.

	As of March 31, 2001, the directors and officers of the Company, as a group, (3 persons) held an aggregate of 588,878 shares of Common Stock, or 11.32% of the outstanding shares of that class.

	Mr. W. H. Hudson was elected Chairman of the Board, President and Chief Executive Officer of the Company in March, 1979. During the past twenty-two years, in addition to his activities with the Company, his principal business has been the management of his personal investments in real estate and oil and gas properties.

	Dr. Rosen has been President of Advanced Energy Technology, Inc., since 1982. He was President, Chief Executive Officer and a Director of Energy Resources Co., Inc., from 1974 to 1982. He has also been President and Chairman of the Board of Texas Resources, Inc., since
1980.

Executive Officers

	The listing of executive officers included in this Report is shown at Part I, Item 4.


Item 11.  MANAGEMENT REMUNERATION

	There was no remuneration accrued by the Company and its subsidiaries to individual executive officers of the Company for fiscal year ended 3-31-01.

Profit-Sharing Plan

	At March 31, 2001, there were no outstanding stock options, under the Company's 1974 Qualified Stock Option Plan.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

	The listing of security ownership of certain beneficial owners and management in this Report is shown at Part III, Item 10.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The Company reimburses W. H. Hudson, Chairman of the Board, President and Chief Executive Officer of the Company a portion of certain overhead expenses incurred in its day-to-day operations. The Company paid Mr. Hudson a total of approximately $4,575 during the year ended March 31, 2001, for these services. The Board of Directors believes that this billing arrangement is advantageous to the Company and offers an economical office operation.




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

Reports on Form 8-K

	There were no reports filed on Form 8K for the fiscal year ended
March 31, 2001.



SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

						GNC ENERGY CORPORATION

Date:  ______________ 2001

						W. H. Hudson, Chairman of the Board
						President and Chief Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

	Signatures				Titles				Date



W. H. Hudson			Chairman of the Board,		__________ 2001
					President, Chief
					Executive Officer and
					Chief Financial Officer



R. H. Rosen			Director					__________ 2001




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



GNC ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


ASSETS

								      March 31      March 31
								          2001          2000
Current assets:
	Cash	$         -	$         -
	Recoverable deposits	     -	        -
	Prepaid Expenses	          -	          -
	    Total current assets	          -	          -

Property, plant and equipment
	at cost, substantially pledged:
	Oil and gas	  72,575	  186,406
Less accumulated depreciation,
	depletion and amortization	    72,466	    186,252
		      -	      -

Total Assets	$       109	$       154








GNC ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

		    March 31  	     March 31
		        2000  	        2000
Current liabilities:

Accounts payable	3,034,034	3,047,181
Accrued expenses	2,011,726	   2,011,726
Accrued interest expense	   2,171,784	   2,031,013

 Total current liabilities	   7,217,544	   7,089,920




Stockholders' equity (deficit):
Common stock, $.40 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - 5,203,706
  shares in 1989 and 1988	2,081,482	2,081,482
Capital in excess of par value	17,000,421	17,000,421
Accumulated deficit	 (26,299,338)	 (26,171,669)
	  (7,217,435)	  (7,089,766)
	$        109	 $        154








GNC ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	                                      Years Ended March 31,
		                                   2001	2000	1999

Net Sales	  $   17,866	  $   14,777	  $   11,898
Costs and Expenses
	Cost of sales	8,534	 15,131	 10,904
	General, administrative, other	 15,539	13,557	  16,515
	Depreciation, depletion, amort.	     45	       61	       35

	   Total Costs and Expenses	    24,118	28,749	 27,454
	   Income (loss) from
	     operations	   (6,252)	  (13,972)	   (15,556)

Other Income (Expense)
	Interest	(140,770)	(140,770)	(155,000)
	Gain (loss) on debt write-off	  -	   15,507	17,515
	Miscellaneous Income	  -	-	179
	Income from accounting fees	-	-	1,000
	Taxes and penalties	   (172)	(150)	(150)
	Extraordinary Income	         19,526	         -	         -
	Total Other Income (Loss)	  (121,416)	   (125,413)	   (136,456)

	  Gain (Loss)	   (127,668)	 (139,385)	   (152,012)
	  Gain (Loss) per share	$     (.02)	$    (.03)	$      (.03)






GNC ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)


				Capital in
	                         Common Stock		excess of	Accumulated
		Shares	Amount	par value	deficit

Balance at March 31,
	1997	5,203,706	$2,081,482	$17,000,421	$(25,967,946)
	Adjustments				-
	Net Gain(loss)				    87,674

Balance at March 31,
	1998	5,203,706	$2,081,482	$17,000,421	$(25,880,272)
	Adjustments				-
	Net Gain(Loss)				    (152,012)

Balance at March 31,
	1999	5,203,706	$2,081,482	$17,000,421	$(26,032,284)
	Adjustments				-
	Net Gain(Loss)				    (139,385)

Balance at March 31,
	2000	5,203,706	$2,081,482	$17,000,421	$(26,171,669)
	Adjustments				        -
	Net Gain(Loss)				    (127,669)

Balance at March 31,
	2001	5,203,706	$2,081,482	$17,000,421	$(26,299,338)




GNC ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
(UNAUDITED)
	                                        Years Ended March 31,
	                                   2001		2000	1999
Financial resources were applied to:
	Net (loss) before extraordinary
	item	$  (147,194)   	(154,892)	$   (152,012)
	Fixed Assets	-	                      (250)
	Items not affecting working
	capital:  Depreciation,
	depletion, and amortization	          45	          61	         35

	Working capital applied to
	(provided by) operations	(147,149)	 (154,831)	 (152,227)

Extraordinary items:
 	Gain/Loss on disposition of assets	19,526	     -	-
 	Gain on expired debt	     -	     15,507	          -
		(127,623)	(139,324)	   (152,227)

Leasehold Costs	          -	          -	          -
		   (127,623)	   (139,324)	   (152,227)

Financial resources were provided by:
	Sales and retirements of
	property, plant and equipment,
	net of accum. depreciation,
	 depletion	      -	     -	   -
	Decrease in liabilities	        -	-	-
	Decrease in tar sands value	      -	      -	   -
	Decrease in other assets	          -	          -	          -
		          -	          -	          -
	Increase (decrease) in
	working capital	             $   (127,623)    (139,324)	$ (152,227)

Increase (decrease) in elements of working capital:
Cash	 $         -	 $          -    $       -
Recoverable deposits	-	-	-
Prepaid Expenses	    -	-	      (1,000)
Notes payable and current
	maturities on long-term debt	  - 	-	-
Accounts payable and accrued
	expenses	   13,147	 1,446	 1,274
Accrued interest expense	   (140,770)	   (140,770)	    (152,501)
Increase (decrease) in
	working capital	$    (127,623)	 $  (139,324)	$ (152,227)


GNC ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001, 2000 AND 1999
(UNAUDITED)


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

	Income taxes

	No provision has been made for income taxes, as the Company has net operating losses to carry forward, in the amount of $13,466,932, the last of which is due to expire in 2021 if not used prior to that time.

     2.	Inventories

At March 31, 2001, there were no inventories.

     3.	Notes payable

	Notes payable include a secured note due on demand, which is included in accounts payable. There are no long-term debts.





6.  Information regarding industry segments


		   2001 	   2000 	   1999
                                                   (000somitted)
Net Sales:
     Oil and gas	$    18	$    15	$    13
	Administrative fees on operations	      -	     -	     -
		$    18	$    15	$    13

Loss (income) from operations:
	Oil and gas	$    (9)	$    0	$   (1)


	Other Loss	      -	    -	    -
	Other Gains	     20	     16	    19
		  29	   16	20

	General corporate expenses	 16	14	  17
	Interest expense	    141	    141	    155

	    Net (Gain) Loss	$    128	$   139 $    152

Identifiable assets:
	Oil and gas	     73	    186	    186
		$     73	$   186	$   186
Capital expenditures:
	Oil and gas	$      -	$     -	$     -

Depreciation, depletion and
	amortization:
	Oil and gas	$     72	$    61	$     35






7.	Leases

The final combined hydrocarbon lease, which contained tar sands, expired, and the remaining asset value in tar sands was written off.

8.	Commitments and contingencies

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

	During the year ended March 31, 2001, the Company incurred overhead allocation fees of approximately $ 10,964 to a corporation controlled by a major stockholder of the Company for the use of office space.

	Additionally, the Company incurred debt to entities controlled by major stockholders for approximately $5,253 and $10,326 during the years ended March 31, 2001 and 2000, respectively, for working capital advances to the Company and well services.

	During 1985, a director of the Company purchased unregistered, restricted stock from the Company. 57,000 and 7,000 shares of the Company's common stock were purchased for $3.50 and $3.00 per share respectively, with the market value on those dates being $5.625 and $4.125 per share, respectively.

11.	Income taxes
	The Company has federal income tax loss carryforwards of approximately $13,466,932 which will expire through 2021. The Company had investment and jobs tax credit carryforwards of approximately $287,819, the last of which expired March 31, 1999.


12.	Gain/Loss per share

	Gain/loss per share has been computed by dividing the net gain/loss for the years ended March 31, 2001, 2000, and 1999, by the weighted average number of shares outstanding of 5,203,706 shares. Shares issuable in connection with employee stock options and convertible debt have not been included in the computation of earnings per share, as their effect is antidilutive.

13.	Interest

	Net interest consists of the following:


		     2001	     2000	     1999

Total interest	$ 140,770	$ 140,770	$ 155,000
Interest income	        -	        -	        -

		$ 140,770	$ 140,770	$ 155,000







GNC ENERGY CORPORATION
SUPPLEMENTARY INFORMATION ON RESERVES OF OIL AND GAS
Years Ended March 31, 2001, 2000 and 1999
(UNAUDITED)


Reserves of Oil and Gas

	The Company's estimated quantities of proved reserves of oil (including condensate and natural gas liquids) and natural gas have not been estimated by a firm of independent petroleum engineers for the year ended March 31, 2001. We are, therefore, unable to provide accurate and meaningful related schedules and estimates.



GNC ENERGY CORPORATION
SCHEDULE V - CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT


                 Balance at                         Other   Balance at
                 beginning  Additions   Retire-    changes     end of
Classification   of period   at cost     ments   add(deduct)   period


Year ended
 March 31, 2001:

Oil and gas leasehold & equipment
	- full cost	$   186,406	$       -	$  (113,831)	$         -	$  72,575
	Tar Sands	          -	         -	         -	          -	         -
		$   186,406	$       -	$  (113,831)	$         -	$  72,575

Year ended
	March 31, 2000:
	Oil and gas leasehold & equipment
	- full cost	$  186,406	$      -	$   -	$        -	$   186,406
	Tar Sands	          -	         -	         -	         -	         -
              	$  186,406 $      250 $        -	 $          $  186,406


Year ended
	March 31, 1999:

	Oil and gas leasehold & equipment
	- full cost	$   186,156	$      250	$       -	$         -	$  186,406
	Tar Sands	      -	         -	     -	           -          -
		$   186,156	$      250  $       - $         - $  186,406





GNC ENERGY CORPORATION
SCHEDULE VI - CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION
AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

		Additions
                 Balance at	Charged to		  Other	Balance at
                 Beginning	Costs and	  Retire-	 Changes	  end of
Classification   of Period	 Expenses	   ments	Add(Deduct) Period


Year ended
	March 31, 2001:
	Oil and gas
	- full cost	   186,252	         -	 (113,786)	         -	   72,466

		$  186,252	$        -	$ (113,786)	$        -	$  72,466


Year ended
	March 31, 2000:
	Oil and gas
	- full cost	   186,191	       61	         -	         -	   186,252

		$  186,191	$      61	$        -	$        -	$  186,252


Year ended
	March 31, 1999:
	Oil and gas
	- full cost	$  186,156	$       35	$        -	$        -	$  186,191

		$  186,156	$       35	$        -	$        -	$  186,191




SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

There are no receivables and therefore no allowance for doubtful accounts.