Form 10-K
period 2003-03-31
GNC ENERGY CORP
filed 2003-06-20
CIK 43398

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
_______________

FORM 10K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended..................................Commission File
March 31, 2003...........................................Number 0-1587

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

	On March 31, 2003, there were 5,203,706 shares of the registrant's common stock issued and outstanding. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (computed by reference to the closing sale price in the over-the-counter market) on 3/31/95 was approximately $325,231.63.

GNC ENERGY CORPORATION
2002 FORM 10-K ANNUAL REPORT

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
Item 12.  Security Ownership of Certain Beneficial Owners
			and Management.....................................  9
Item 13.  Certain Relationships and Related Transactions.......... 10

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

	The Company was engaged in various segments of the energy industry. In 1987 its wholly-owned subsidiary, Plateau Supply, Inc., was sold. Its coal business had not operated since 1985 and was sold in 1987. This left a small oil and gas producing division.

	The Company was incorporated in 1954 under the name of American Tidelands, Inc. In 1959, American Tidelands, Inc., was merged and changed its corporate name to Marine Drilling, Inc. The company changed its name to Great National Corporation in 1964 and in August, 1981, changed its name to GNC Energy Corporation.

	Due to the economic conditions in the oil and gas and coal mining industries, the curtailment of the Company's operations and other factors, including the disposal of the majority of the Company's income-producing properties in satisfaction of debt, the Company feels that it is unable to absorb the expense of an audit at this time. Therefore, the consolidated financial statements included herein for the year ended March 31, 2003, are unaudited.

	(b)  Financial Information about Industry Segments

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

Employees

	As of March 31, 2003, the Company had no employees.

Item 3.  LEGAL PROCEEDINGS
	The following judgments are taken against the company as of this filing:

	Judgment Creditors	Judgment Amount

D. W. Campbell, T. J. Fouts, Jr.,
George Bristol, Charles Kuhn, A. Gary Muir,
and Larvena Investments, Inc.	571,362
Rocanville Corp. (formerly held by Halliburton )	247,631
Rocanville	147,321
Hudson trust (formerly held by Aetna)	207,800
Total Judgment Creditors	$1,174,114

No bonds have been filed by the Company to preclude judgment creditors from exercising their rights to writs of execution, garnishment, etc.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	The Company did not submit any matter during the fiscal year covered by this report to a vote of security holders, through solicitation of proxies or otherwise.

	Executive Officers of the Registrant

	The following is a list of the Company's executive officers, their ages, and their positions and offices as of March 31, 2003.

	Name of Officer		Age		Position

	W. H. Hudson		73		Chairman of the Board of Directors
							President and Chief Executive
							Officer

	Andrew C. Hudson	42		Secretary

	The following is a summary of the business background of the executive officers of the Company for the past several years:

	Mr. W. H. Hudson was elected Chairman of the Board, President and Chief Executive Officer of the Company in March 1979. During the past twenty-four years, in addition to his activities with the Company, his principal business has been the management of his personal investments in real estate and oil and gas properties.

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

	(c)  Approximate Number of Holders of Common Stock

	The approximate number of holders of record of the Company's common stock as of March 31, 2003, is 3,861.



Item 6.  SELECTED FINANCIAL DATA

	The following table presents a five-year summary of selected financial data for the years ended March 31:
	2003	2002	2001	2000	1999
                            (in thousands except per share amounts)

Revenues	$    0	$    6	$    18	$    15	$     13
Income (Loss) from
      operations	0	 2	   9	0	1
Extraordinary Income (Loss)	  339	   50	20 	    16	  18

Interest Expense	126	141	141	  141	  155
Net Income (Loss)	  199	(102)	 (128)	(139)	(152)
Weighted average number
     of common shares
     outstanding	5,204	5,204	5,204	5,204	5,204
Earnings (Loss) per common
     share	.04	(.02)	 (.02)	 (.03)	(.03)

Working capital (deficit) 	(7,120)	  (7,319)  (7,217)	  (7,090)
  (6,951)
Long-term debt	-	-	-	-	  -
Stockholders' equity
     (deficit)	            (7,120)  	(7,319)	  (7,217)	  (7,090)
  (6,950)
Total Assets	-	-	-	-	-





Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

	At March 31, 2003, the Company had a working capital deficit of $7,120,041 and no long-term obligations.

	No new oil and gas wells were drilled in fiscal 2003. There were no capital expenditures.

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

	The response to this item is submitted as a separate section of this report (page 11).


Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	An attempt was made to update and correctly record the Company's assets and liabilities during the fiscal year ended 3-31-91. This accounts for the extraordinary income and other changes to Retained Earnings that year.


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	Directors

										Common
								Served As	Shares
								Director	Beneficially Percent
	Name		Age		Position		Since	Owned	  of Class

W. H. Hudson   73	Chairman of the	  1979	  576,878*	   11.09
	Board of Directors,
	President and Chief
	Executive Officer
	of the Company,
	Dallas, Texas

R. H. Rosen    65	President, Advanced 1981	   12,000		0.23
	Energy Technology,
	Inc., Cambridge,
	Massachusetts
_______________________
*See "Principal Stockholders."

	Unless otherwise indicated, the nominees have sole voting and investment power with respect to their shares of the Company's Common Stock listed hereinabove.

	As of March 31, 2003, the directors and officers of the Company, as a group, (2 persons) held an aggregate of 588,878 shares of Common Stock, or 11.32% of the outstanding shares of that class.

	Mr. W. H. Hudson was elected Chairman of the Board, President and Chief Executive Officer of the Company in March, 1979. During the past twenty-four years, in addition to his activities with the Company, his principal business has been the management of his personal investments in real estate and oil and gas properties.

	Dr. Rosen has been President of Advanced Energy Technology, Inc., since 1982. He was President, Chief Executive Officer and a Director of Energy
1983. Resources Co., Inc., from 1974 to 1982.  He has also been President
1984. and Chairman of the Board of Texas Resources, Inc., since 1980.

Executive Officers

	The listing of executive officers included in this report is shown at Part I, Item 4.


Item 11.  MANAGEMENT REMUNERATION

	There was no remuneration accrued by the Company and its subsidiaries to individual executive officers of the Company for fiscal year ended 3-31-03.

Profit-Sharing Plan

	At March 31, 2003, there were no outstanding stock options, under the Company's 1974 Qualified Stock Option Plan.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The listing of security ownership of certain beneficial owners and management in this Report is shown at Part III, Item 10.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The Company reimburses W. H. Hudson, Chairman of the Board, President and Chief Executive Officer of the Company a portion of certain overhead expenses incurred in its day-to-day operations. The Company paid Mr. Hudson a total of approximately $4,575 during the year ended March 31, 2003, for these services. The Board of Directors believes that this billing arrangement is advantageous to the Company and offers an economical office operation.

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

Reports on Form 8-K

	There were no reports filed on Form 8K for the fiscal year ended March 31, 2003.


SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

						GNC ENERGY CORPORATION

Date:  ______________ 2003

						W. H. Hudson, Chairman of the Board
						President and Chief Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

	Signatures				Titles				Date



W. H. Hudson			Chairman of the Board,		__________ 2003
					President, Chief
					Executive Officer and
					Chief Financial Officer



R. H. Rosen			Director					__________ 2003



ITEM 8 - Financial Statements and Supplementary Data



ITEM 8(a) - Index to Financial Statements and Schedules

Page

Financial statements and supplementary information:

  Consolidated balance sheets....................................13-14
  Consolidated statements of operations............................ 15
  Consolidated statements of changes in stockholders'
	  equity (deficit)............................................ 16
  Consolidated statements of changes in financial position......... 17
  Notes to consolidated financial statements....................... 18

Schedules:

  Consolidated property, plant and equipment....................... 22
  Consolidated accumulated depreciation, depletion and
    amortization of property, plant and equipment.................. 23
  Valuation and qualifying accounts and reserves................... 23

	All other schedules have been omitted because they are not required under the instructions or the information requested as set forth in the consolidated financial statements or related notes thereto.


GNC ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


ASSETS

								      March 31      March 31
								          2003          2002
Current assets:
	Cash	$         -	$         -
	Recoverable deposits	     -	        -
	Prepaid Expenses	          -	          -
	    Total current assets	          -	          -

Property, plant and equipment
	at cost, substantially pledged:
	Oil and gas	  -	  -
Less accumulated depreciation,
	depletion and amortization	          -	          -			      -	      -

Total Assets	$         -	$         -








GNC ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

		    March 31  	     March 31
		        2003  	        2002
Current liabilities:

Accounts payable	2,863,044	2,995,184
Accrued expenses	2,011,726	   2,011,726
Accrued interest expense	   2,245,271	   2,312,554

 Total current liabilities	   7,120,041	   7,319,464




Stockholders' equity (deficit):
Common stock, $.40 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - 5,203,706
  shares in 1989 and 1988	2,081,482	2,081,482
Capital in excess of par value	17,000,421	17,000,421
Accumulated deficit	 (26,201,944)	 (26,401,367)
	  (7,120,041)	  (7,319,464)
	$          0	 $          0








GNC ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	                                      Years Ended March 31,
		                                   2003	2002	2001

Net Sales	  $      -	  $   6,292	  $   17,866
Costs and Expenses
	Cost of sales	308	 1,602	 8,534
	General, administrative, other	 13,544	15,881	  15,539
	Depreciation, depletion, amort.	      -	       17	       45

	   Total Costs and Expenses	    (13,852)	17,500	 24,118
	   Income (loss) from
	     operations	   (13,852)	  (11,208)	   (6,252)

Other Income (Expense)
	Interest	(126,161)	(140,770)	(140,770)
	Gain (loss) on debt write-off	339,542	   -	-
	Miscellaneous Income	  -	-	-
	Other 	-	-	-
	Taxes and penalties	   (107)	(62)	(172)
	Extraordinary Income	        -	       50,011	       19,526
   	Total Other Income (Loss)	  213,274	   (90,821)	   (121,416)

	  Gain (Loss)	   199,422	 (102,029)	   (127,668)
	  Gain (Loss) per share	$      .04	$    (.02)	$      (.02)





GNC ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)


				Capital in
	                         Common Stock		excess of	Accumulated
		Shares	Amount	par value	deficit

Balance at March 31,
	1999	5,203,706	$2,081,482	$17,000,421	$(26,032,284)
	Adjustments				-
	Net Gain(loss)				    (139,385)

Balance at March 31,
	2000	5,203,706	$2,081,482	$17,000,421	$(26,171,669)
	Adjustments				-
	Net Gain(Loss)				    (127,669)

Balance at March 31,
	2001	5,203,706	$2,081,482	$17,000,421	$(26,299,338)
	Adjustments				-
	Net Gain(Loss)				    (102,029)

Balance at March 31,
	2002	5,203,706	$2,081,482	$17,000,421	$(26,401,367)
	Adjustments				        -
	Net Gain(Loss)				     199,422

Balance at March 31,
	2003	5,203,706	$2,081,482	$17,000,421	$(26,201,944)



GNC ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
(UNAUDITED)
	                                        Years Ended March 31,
	                                   2003		2002	2001
Financial resources were applied to:
	Net (loss) before extraordinary
	item	$  (140,120)   	(152,040)	$   (147,194)
	Fixed Assets	-	                      -
	Items not affecting working
	capital:  Depreciation,
	depletion, and amortization	         -	          17	         45

	Working capital applied to
	(provided by) operations	(140,120)	 (152,023)	 (147,149)

Extraordinary items:
 	Gain/Loss on disposition of assets	   -	   50,012       19,526
 	Gain on expired debt	 339,542     -	     -	         -
		199,422	(102,011)	   (127,623)

Leasehold Costs	        -	          -	          -
		  199,422	   (102,011)	   (127,623)
Financial resources were provided by:
	Sales and retirements of
	property, plant and equipment,
	net of accum. depreciation,
	 depletion	      -	    92	   -
	Decrease in liabilities	        -	-	-
	Decrease in tar sands value	      -	      -	   -
	Decrease in other assets	          -	          -	          -
		          -	         92	          -
	Increase (decrease) in
	working capital	             $   199,422  $  (101,919) 	$ (127,623)

Increase (decrease) in elements of working capital:
Cash	 $         -	 $          -    $       -
Recoverable deposits	-	-	-
Prepaid Expenses	    -	-	      -
Notes payable and current
	maturities on long-term debt	  - 	-	-
Accounts payable and accrued
	expenses	   132,139	 38,851	 13,147
Accrued interest expense	   67,283	   (140,770)	    (140,770)
Increase (decrease) in
	working capital	$    199,422	 $  (101,919)	$ (127,623)


GNC ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003, 2002 AND 2001
(UNAUDITED)


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

	Income taxes

	No provision has been made for income taxes, as the Company has net operating losses to carry forward, in the amount of $11,435,147, the last of which is due to expire in 2023 if not used prior to that time.

     2.	Inventories

At March 31, 2003, there were no inventories.

     3.	Notes payable

	Notes payable include a secured note due on demand, which is included in accounts payable. There are no long-term debts.


4.  Information regarding industry segments

		   2003 	   2002 	   2001
                                                   (000somitted)
Net Sales:
     Oil and gas	$     0	$     6	$    18
	Administrative fees on operations	      -	     -	     -
		$     0	$     6	$    18
Loss (income) from operations:
	Oil and gas	$     0	$     5	$   (9)

	Other Loss	      -	    -	    -
	Other Gains	    339	     50	    20
		  339	   45	29
	General corporate expenses	 14	16	  16
	Interest expense	    126	    141	    141

	    Net (Gain) Loss	$    199	$   112 $    128
Identifiable assets:
	Oil and gas	       -	-	     73
		$      -	$     -	$    73
Capital expenditures:
	Oil and gas	$      -	$     -	$     -

Depreciation, depletion and
	amortization:
	Oil and gas	$      -	$    17	$     72

5.	Leases

The final combined hydrocarbon lease, which contained tar sands, expired, and the remaining asset value in tar sands was written off.

6.	Commitments and contingencies

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

7.	Profit-sharing plan

The Company's profit-sharing plan ceased with the sale of Plateau Supply, Inc., in 1987.

8.	Transactions with affiliated parties

	During the year ended March 31, 2003, the Company incurred overhead allocation fees of approximately $ 8,919 to a corporation controlled by a major stockholder of the Company for the use of office space.

	Additionally, the Company incurred debt to an entity controlled by major stockholders for approximately $11,726 during the year ended March 31, 2003, for working capital advances to the Company.

	During 1985, a director of the Company purchased unregistered, restricted stock from the Company. 57,000 and 7,000 shares of the Company's common stock were purchased for $3.50 and $3.00 per share respectively, with the market value on those dates being $5.625 and $4.125 per share, respectively.

9.	Income taxes
	The Company has federal income tax loss carryforwards of approximately $11,435,147 which will expire through 2023.

10.	Gain/Loss per share

	Gain/loss per share has been computed by dividing the net gain/loss for the years ended March 31, 2003, 2002, and 2001, by the weighted average number of shares outstanding of 5,203,706 shares. Shares issuable in connection with employee stock options and convertible debt have not been included in the computation of earnings per share, as their effect is antidilutive.

11.	Interest

	Net interest consists of the following:


		     2003	     2002	     2001

Total interest	$ 126,161	$ 140,770	$ 140,770
Interest income	        -	        -	        -

		$ 126,161	$ 140,770	$ 140,770












GNC ENERGY CORPORATION
SUPPLEMENTARY INFORMATION ON RESERVES OF OIL AND GAS
Years Ended March 31, 2003, 2002 and 2001
(UNAUDITED)


Reserves of Oil and Gas

	The Company's oil and gas interests have been sold in satisfaction of debt.


GNC ENERGY CORPORATION
SCHEDULE V - CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT


                 Balance at                         Other   Balance at
                 beginning  Additions   Retire-    changes     end of
Classification   of period   at cost     ments   add(deduct)   period


Year ended
 March 31, 2003:

Oil and gas leasehold & equipment
	- full cost $         -	$         - 	$        - 	$         -$
        -
	Tar Sands	          -	         -	          	          -	         -
	            	$         - $        -	  $       - 	$         -
$         -

Year ended
	March 31, 2002:
	Oil and gas leasehold & equipment
	- full cost	$   72,575$	      - $ (72,575)	        -     $        -
	Tar Sands	          -	       -         -	         -              -
              	$   72,575$      - $ (72,575)	 $            $        -


Year ended
	March 31, 2001:

	Oil and gas leasehold & equipment
	- full cost	$   186,406	$      -  $(113,831)$          -	  $   72,575
	Tar Sands	      -	       -        -	              -           -
		$   186,406	$      -  $(113,831) $         -  $   72,575





GNC ENERGY CORPORATION
SCHEDULE VI - CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION
AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

		Additions
                 Balance at	Charged to		  Other	Balance at
                 Beginning	Costs and	  Retire-	 Changes	  end of
Classification   of Period	 Expenses	   ments	Add(Deduct) Period


Year ended
	March 31, 2003:
	Oil and gas
	- full cost	         -	         -	        -	         -	        -

		$        -	$        -	$        -	$        -	$        -


Year ended
	March 31, 2002:
	Oil and gas
	- full cost	    72,466	       -	  ( 72,466)	         -	         -

		$   72,466	$      -	$ ( 72,466)	$        -	$        -


Year ended
	March 31, 2001:
	Oil and gas
	- full cost	$  186,252	$        -	$ (113,786)	$        -	$   72,466

		$  186,252 $        - 	$ (113,786)$        -	  $   72,466




SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

There are no receivables and therefore no allowance for doubtful accounts.