Form 10-Q
period 2003-12-31
GNC ENERGY CORP
filed 2004-02-12
CIK 43398

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

     For Quarter Ended                            Commission File
     December 31, 2003                             No. 0-1587

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

                                     Outstanding at
      Class                        December 31, 2003

Common Stock, $0.40 par value          5,203,706














                       GNC ENERGY CORPORATION

                                 INDEX


Part I                FINANCIAL INFORMATION	            Page No.


Consolidated Balance Sheets - December 31, 2003
     and September 30, 2003.................................2 - 3

Consolidated Balance Sheets - March 31, 2003
     and March 31, 2002.....................................4 - 5

Consolidated Statement of Operations - Three Months
     Ended December 31, 2003 and September 30, 2003    .........6

Consolidated Statement of Operations - Nine Months
     Ended December 31, 2003 and December 31, 2002..............7

Consolidated Statement of Changes in Stockholders'
     Equity, (Deficit) - Three Months Ended
     December 31, 2003..........................................9

Condensed Consolidated Statements of Changes in Financial
     Position -Nine Months Ended December 31, 2003.............10


Part II                OTHER INFORMATION

Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations................................................11



Signatures.....................................................12























                    PART I.  FINANCIAL INFORMATION

                        GNC ENERGY CORPORATION

                     CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)


                                ASSETS

                                           12-31-03       9-30-03
Current assets:
   Cash                                 $           -	$            -
   Prepaid Expenses/Deposits                        -	           729
   Inventory                                        -	             -

Total Current Assets                                -            729

Property, Plant and Equipment
     at Cost, substantially pledged:
     Oil and Gas                                    0             0

     Total Property, Plant & Equip.                 0             0
Less Accumulated Depreciation,
     Depletion and Amort.                           0             0

     Net Fixed Assets                               0             0

Total Assets                           $            0 $         729


















                                  (2)










                        GNC ENERGY CORPORATION

                     CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)


               LIABILITIES AND STOCKHOLDERS' EQUITY



                                             12-31-03     9-30-03
Current Liabilities:

     Accounts Payable                       2,874,789   2,871,415
     Accrued Expenses                       2,011,726   2,011,726
     Accrued Interest Expense               2,339,892   2,308,351

          Total Current Liabilities     $   7,226,407 $ 7,191,492



Stockholders' Equity (Deficit):
    Common Stock, $.40 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
    5,203,706 shares in 2000
    and 1999                                2,081,482   2,081,482
     Capital in excess of par value        17,000,421  17,000,421
     Accumulated Deficit                  (26,308,310)(26,272,666)
    Total Equity                          ( 7,226,407)( 7,190,763)

Total Liabilities and Equity            $           0 $       729
















 (3)








                     GNC ENERGY CORPORATION

                  CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)


ASSETS

                                            3-31-03     3-31-02
Current Assets:

     Cash                                          -           -
     Accounts Receivable                           -           -
     Recoverable Deposits                          -           -
     Prepaid Expenses                              -           -

           Total Current Assets                    -           -

Property, Plant and Equipment
     at Cost, Substantially Pledged:
     Oil and Gas                                   0           0

Less Accumulated Depreciation,
     Depletion and Amortization                    0           0

         Total Fixed Assets                        0           0


Total Assets                             $         - $         -






















 (4)





                         GNC ENERGY CORPORATION

                      CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)


                LIABILITIES AND STOCKHOLDERS' EQUITY



                                             3-31-03     3-31-02
Current Liabilities:
     Accounts Payable                      2,863,044   2,995,184
     Accrued Expenses                      2,011,726   2,011,726
     Accrued Interest Expense              2,245,271   2,312,554

          Total Current Liabilities        7,120,041   7,319,464



Stockholders' Equity (Deficit):
     Common Stock, $.40 par value
     Authorized - 10,000,000 shares
     Issued and Outstanding -
      5,203,706 Shares in 2000
      and 1999                             2,081,482   2,081,482
     Capital in Excess of Par Value       17,000,421  17,000,421
     Accumulated Earnings(Deficit)       (26,201,944)(26,401,367)

          Total Equity                   ( 7,120,041)( 7,319,464)

Total Liabilities and Equity             $         0 $         0


















(5)







                   GNC ENERGY CORPORATION

           CONSOLIDATED STATEMENT OF OPERATIONS
                        (UNAUDITED)


                                               Three Months Ended
                                               12-31-03    9-30-03

Net Sales                                            0          0

Cost and Expenses:
     Cost of Sales                                 100          0
     General and Administrative                  4,004      3,512
     Depreciation, Depletion, and
     Amortization                                    0          -

     Total Oil/Gas Operating Expenses            4,104      3,512

          Income (Loss) from Operations       (  4,104) (   3,512)

Other Income
      Extraordinary Income                           0          -

Other Expenses
     Interest, Net                              31,541     31,541
     Extraordinary Expenses                          -          -
     Property Taxes                                  -         -

          Other Income(Loss)                  ( 31,541)  ( 35,053)

     Net Gain(Loss)                          $( 35,645)  $(35,053)


      Gain(Loss) per Share                   $   (.007)  $    (.01)

Weighted Average Shares Outstanding          5,203,706  5,203,706













 (6)





                      GNC ENERGY CORPORATION

              CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)

                                            Nine Months Nine Months
                                               Ended      Ended
                                             12-31-03    12-31-02

Net Sales                                            0          0
Cost and Expenses:
    Cost of Sales/Lease Rentals                      -        308
     General and Administrative                  7,641      9,969
     Depreciation, Depletion and
     Amortization                                    0          0


Total Operations Expenses	                   7,641     10,277

          Income(Loss) from Operations        (  7,641) (  10,277)


Other Income
      Extraordinary Income                           -    283,613



Other Expenses
     Interest, Net                              63,080     95,866
     Extraordinary Loss                              -          -
     Misc. Taxes                                     -        107
     Miscellaneous                                   -          -
          Other Income(Loss)                   (63,080)   187,640

           Net Gain (Loss)                     (70,721)   177,363

          Gain (Loss) per Share                   (.01)       .03

Weighted Average Shares Outstanding          5,203,706  5,203,706












(7)




                        GNC ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                              (UNAUDITED)


                                          Capital in
                        Common Stock       Excess of    Accumulated
                      Shares    Amount    Par Value       Deficit__


Balance 9/30/03    5,203,706  2,081,482    17,000,421   (26,272,666)
     Net Loss         -          -             -            (35,645)

Balance 12/31/03   5,203,706  2,081,482    17,000,421   (26,308,311)































(8)










                       GNC ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                           (UNAUDITED)

                                           Three Months      Three Months
                                               Ended             Ended
                                             12-31-03          9-30-03

Financial resources were applied to:
     Net Gain(Loss)                           (35,645)         (35,052)
     Lease & Well Equipment


Items not affecting working
     capital:

     Depreciation, Depletion, and
     Amortization                                   -                -

Increase(Decrease) in working capital         (35,645)         (35,052)




Changes in elements of working capital

     Cash                                           -               -
     Accounts receivable                            -                    -
     Other current assets                        (729)             729

     Decrease (Increase) in accounts
     payable and accrued expenses             (34,916)        (35,781)

       Increase (Decrease) in
           working capital                $   (35,645)    $   (35,052)














(9)









                    GNC ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                           (UNAUDITED)

                                           Nine Months      Nine Months
                                               Ended             Ended
                                             12-31-03         12-31-02

Financial resources were applied to:
     Net Gain(Loss)                          (106,366)         177,362
     Lease & Well Equipment

Items not affecting working

       capital:

       Depreciation, Depletion, and

       Amortization                                0                 0

Increase(Decrease) in working capital        (106,366)          177,362


Changes in elements of working capital

     Cash                                           -                -
     Accounts receivable                                 -                -
     Other current assets                           -              682

     Decrease (Increase) in accounts
     payable and accrued expenses            (106,366)          176,680

       Increase (Decrease) in
           working capital                $  (106,366)      $   177,362













(10)

















                       GNC ENERGY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

     1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 2003. We are continuing to work with our creditors to attempt to achieve a plan of reorganization without bankruptcy.

     2. The results of operations for the three-month period and nine-month periods ended December 31, 2003, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2003.




       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION


     Income Taxes - No provisions were made for the period ended December 31, 2003, since the Company has unused deductions for financial statement purposes.


















(11)















                        GNC ENERGY CORPORATION




                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GNC ENERGY CORPORATION
                                    (Registrant)



                              By:______________________
                                 W. H. Hudson
                                   President and
                                   Chief Financial Officer

February 12, 2004
















(12)