Form 10-Q
period 2004-09-30
GNC ENERGY CORP
filed 2004-11-16
CIK 43398

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

     For Quarter Ended                            Commission File
     September 30, 2003                             No. 0-1587

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

                                     Outstanding at
      Class                        September 30, 2003


Common Stock, $0.40 par value          5,203,706





                       GNC ENERGY CORPORATION
                                 INDEX


Part I                FINANCIAL INFORMATION	            Page No.

Consolidated Balance Sheets - September 30, 2003
     and September 30, 2002.................................3 - 4

Consolidated Balance Sheets - March 31, 2003
     and March 31, 2002.....................................5 - 6

Consolidated Statements of Operations - Three Months
     Ended September 30, 2003 and September 30, 2002............7

Consolidated Statement of Operations - Six Months
     Ended September 30, 2003 and September 30, 2002............8

Consolidated Statement of Changes in Stockholders'
     Equity, (Deficit) - Three Months Ended
     September 30, 2003.........................................9

Condensed Consolidated Statements of Changes in Financial
     Position -Six Months Ended September 30, 2003.............10

Notes to Consolidated Financial Statements.....................11

Management's Discussion and Analysis of Results of
     Operations................................................11


Part II                OTHER INFORMATION

Exhibits and Reports on Form 8-K...............................12

Signatures.....................................................12









                                  (2)












                    PART I.  FINANCIAL INFORMATION

                        GNC ENERGY CORPORATION

                     CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)


                                ASSETS

                                              9-30-03        9-30-02
Current assets:
   Cash                                 $           -	$            -
   Recoverable deposits                           729	             -
   Inventory                                        -	             -

Total Current Assets                              729              0

Property, Plant and Equipment
     at Cost:
     Oil and Gas                               	    0              0

     Total Property, Plant & Equip.                 0              0
Less Accumulated Depreciation,
     Depletion and Amort.                           0              0

     Total Fixed Assets                             0              0

Total Assets                           $          729 $            0
















See accompanying notes.

(3)








                        GNC ENERGY CORPORATION

                     CONSOLIDATED BALANCE SHEETS

                              (UNAUDITED)

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                              9-30-03     9-30-02
Current Liabilities:

     Accounts Payable                       2,871,415   2,872,008
     Accrued Expenses                       2,011,726   2,011,726
     Accrued Interest Expense               2,308,351   2,222,347

          Total Current Liabilities     $   7,191,492   7,106,081


Stockholders' Equity (Deficit):
    Common Stock, $.40 par value
    Authorized - 10,000,000 shares
    Issued and outstanding -
    5,203,706 shares in 2001
    and 2000                                2,081,482   2,081,482
     Capital in excess of par value        17,000,421  17,000,421
     Accumulated Deficit                  (26,272,666)(26,187,984)

    Total Equity                          ( 7,190,763)( 7,106,081)

Total Liabilities and Equity            $         729 $         0













See accompanying notes.

(4)









GNC ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


ASSETS

                                             3-31-03     3-31-02
Current Assets:

     Cash                                          -           -
     Accounts Receivable                           -           -
     Recoverable Deposits                          -           -
     Prepaid Expenses                              -           -

           Total Current Assets                    0           0

Property, Plant and Equipment
     at Cost, Substantially Pledged:
     Oil and Gas                                   0           0

Less Accumulated Depreciation,
     Depletion and Amortization                    0           0

         Total Fixed Assets                        0           0


Total Assets                             $         0 $         0

















See accompanying notes.

(5)








GNC ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY


                                             3-31-03     3-31-02
Current Liabilities:
     Accounts Payable                      2,863,044   2,995,184
     Accrued Expenses                      2,011,726   2,011,726
     Accrued Interest Expense              2,245,271   2,312,554

          Total Current Liabilities        7,120,041   7,819,464



Stockholders' Equity (Deficit):
     Common Stock, $.40 par value
     Authorized - 10,000,000 shares
     Issued and Outstanding -
      5,203,706 Shares in 1999
      and 1998                             2,081,482   2,081,482
     Capital in Excess of Par Value       17,000,421  17,000,421
     Accumulated Earnings(Deficit)       (26,201,944)(26,401,367)

          Total Equity                   ( 7,120,041)( 7,319,464)

Total Liabilities and Equity             $         0 $         0















See accompanying notes.

(6)







GNC ENERGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)


                                               Three Months Ended
                                               9-30-03    9-30-02

Net Sales                                            0          0

Cost and Expenses:
     Cost of Sales                                   0        126
     General and Administrative                  3,512      3,453
     Depreciation, Depletion, and
     Amortization                                    -          -

     Total Oil/Gas Operating Expenses            3,512      3,579

          Income (Loss) from Operations       (  3,512) (   3,579)

Other Income
      Extraordinary Income                           -    283,613

Other Expenses
     Interest, Net                              31,541     28,718
     Extraordinary Expenses                          -          -
     Property Taxes                                  -          -

          Gain(Loss) before Taxes               35,053    251,316

     Net Gain(Loss)                          $  35,053 $  251,316


      Gain(Loss) per Share                   $   ( .01) $     .05

Weighted Average Shares Outstanding          5,203,706  5,203,706










See accompanying notes.

(7)







GNC ENERGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                            Six Months Six Months
                                               Ended      Ended
                                               9-30-03    9-30-02

Net Sales                                            0          0
Cost and Expenses:
    Cost of Sales                                    0        126
     General and Administrative                  7,641      6,194
     Depreciation, Depletion and
     Amortization                                    -          -


Total Operations Expenses	                   7,641      6,320

          Income(Loss) from Operations       (   7,641) (   6,320)


Other Income
     Extraordinary Income                            -    283,612

Other Expenses
     Interest, Net                              63,080     63,910
     Extraordinary Loss                              -          -
     Misc. Taxes                                     -          -
     Miscellaneous                                   -          -
          Gain(Loss) before Taxes              (70,721)   213,382

           Net Gain (Loss)                     (70,721)   213,382

          Gain (Loss) per Share                  ( .01)       .04

Weighted Average Shares Outstanding          5,203,706  5,203,706








See accompanying notes.

(8)






GNC ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)


                                          Capital in
                        Common Stock       Excess of    Accumulated
                      Shares    Amount    Par Value       Deficit__


Balance 6/30/03    5,203,706  2,081,482    17,000,421   (26,237,613)
     Net Loss         -          -             -            (35,053)

Balance 9/30/03    5,203,706  2,081,482    17,000,421   (26,272,666)

































See accompanying notes.

(9)







 GNC ENERGY CORPORATION


CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION


 (UNAUDITED)

                                   Six Months      Six Months
                                              Ended           Ended
                                              9-30-03        9-30-02

Financial resources were applied to:
     Net Loss                                 (70,721)             -
     Items not affecting working
       capital:
       Depreciation, Depletion, and
       Amortization                                 -              -
       Fixed Assets                                 -              -

Financial resources were provided by:
     Net Profit                                     -        213,382

          Increase (Decrease) in
           working capital                    (70,721)       213,382

Changes in elements of working capital
     Cash                                           -               -
     Accounts and notes receivable                  -               -
     Deposits/Prepaids                            729               -
     Decreases in notes payable and
       current maturities of LT debt                -               -
     Decrease (Increase) in accounts
     payable and accrued expenses             (71,450)        213,382

       Increase (Decrease) in
           working capital                $   (70,721)   $    213,382









See accompanying notes.

(10)








GNC ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003. We are continuing to work with our creditors to attempt to achieve a plan of reorganization without bankruptcy.

     2. The results of operations for the three-month period ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2003.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION

     Oil and Gas Operations - There were no oil and gas sales for the three-month period ended September 30, 2003, as all of the oil and gas properties have been sold to apply to debt.

     Income Taxes - No tax provisions were made for the three months ended September 30, 2003, since the Company has unused deductions for financial statement purposes.


















(11)








GNC ENERGY CORPORATION



PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K


         (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended September 30, 2003.



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

November 12, 2003





(12)